Form 10QSB
period 2001-11-30
INTERNET RECREATION INC
filed 2002-01-14
CIK 1142889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934. For the quarterly period ended November 30, 2001.

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.  NOT APPLICABLE.

                        Commission File Number: 333-68020

                            INTERNET RECREATION, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                              65-093-9305
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

         19489 Colorado Circle, Boca Raton, Florida               33434
          (Address of principal executive offices)              (Zip Code)

                                  (561)470-9972
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,617,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Internet Recreation, Inc.

                        (A Development Stage Enterprise)
                                 Balance Sheets

                                 November 30,          May 31,
                                    2001                2001
                                -----------         -----------
                                (unaudited)
                ASSETS
CURRENT ASSETS
  Cash                                 $569              $3,779
                                -----------         -----------

    Total current assets                569               3,779
                                -----------         -----------

  Total Assets                         $569              $3,779
                                ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                       $0                  $0
  Accrued expenses - related party        0                   0
                                -----------         -----------

    Total current liabilities             0                   0
                                -----------         -----------

  Total Liabilities                       0                   0
                                -----------         -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par
    value, authorized 100,000,000
    shares: none issued                   0                   0
  Common stock, $0.0001 par value,
    authorized 100,000,000 shares:
    9,617,000 and 9,250,000 issued
    and outstanding                     962                 960
  Additional paid-in capital          9,346               5,498
  Deficit accumulated during the
    development stage                (9,739)             (2,679)
                                -----------         -----------

  Total Stockholders' Equity            569               3,779
                                -----------         -----------

Total Liabilities and Stockholders'
  Equity                               $569              $3,779
                                ===========         ===========

     The accompanying notes are an integral part of the financial statements

                           Internet Recreation, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                  (unaudited)

                                                                                  Period from
                                                                                 March 10, 1999
                                 Three Months Ended        Six Months Ended       (Inception)
                                    November 30,               November 30,         through
                              -----------------------   ----------------------- -----------------
                                 2001         2000         2001         2000    November 30, 2001
                              -----------------------   ----------------------- -----------------

Revenues                      $        0   $        0   $        0   $        0     $        0
                              -----------------------   ----------------------- -----------------

Expenses
                                                                                         7,927
  General and administrative
    expenses                         606            0        2,996            0          5,617
  Legal fees - related party           0            0            0            0             52
  Professional fees                  550            0        4,064            0          4,070
                              -----------------------   ----------------------- -----------------

    Total expenses                 1,156            0        7,060            0          9,739
                              -----------------------   ----------------------- -----------------

Net loss                      $   (1,156)  $        0   $   (7,060)  $        0   $     (9,739)
                              =======================   ======================= =================

Basic net loss per weighted
    average share             $    (0.01)  $        0   $    (0.01)  $        0
                              =======================   =======================

Weighted average number of
    shares                     9,617,000    9,250,000    9,613,678    9,250,000
                              =======================   =======================

     The accompanying notes are an integral part of the financial statements

                           Internet Recreation, Inc.
                        (A Development Stage Enterprise)
                       Statement of Stockholders' Equity

                                                                              Deficit
                                                                             Accumulated
                                                                  Additional During the      Total
                                   Number of   Preferred  Common    Paid-in  Development  Stockholders'
                                    Shares       Stock     Stock    Capital    Stage         Equity
                                  ----------  ---------- -------- ---------- -----------  ------------

BEGINNING BALANCE, March 10, 1999          0      $0        $0        $0        $0             $0

3/10/99 - services                 9,250,000       0       925         0         0            925
Net loss - 1999                            0       0         0         0      (925)          (925)
                                  ----------  ---------- -------- ---------- -----------  ------------

BALANCE, December 31, 1999         9,250,000       0       925         0      (925)             0

Net loss                                   0       0         0         0         0              0
                                  ----------  ---------- -------- ---------- -----------  ------------

BALANCE, December 31, 2000         9,250,000       0       925         0      (925)             0

Services                             330,000       0        33         0         0             33
Cash                                  22,000       0         2     5,498         0          5,500
Net loss                                   0       0         0         0    (1,754)        (1,754)
                                  ----------  ---------- -------- ---------- -----------  ------------

BALANCE, May 31, 2001              9,602,000       0       960     5,498    (2,679)         3,779

Services                               8,000       0         1     1,749         0          1,750
Cash                                   7,000       0         1     1,999         0          2,000
Contributed cash                           0       0         0       100         0            100
Net loss                                   0       0         0         0    (7,060)        (7,060)
                                  ----------  ---------- -------- ---------- -----------  ------------

ENDING BALANCE, November 30, 2001
(unaudited)                        9,617,000      $0      $962    $9,346   $(9,739)          $569
                                  ==========  ========== ======== ========== ===========  ============

     The accompanying notes are an integral part of the financial statements

                           Internet Recreation, Inc.

                        (A Development Stage Enterprise)
                            Statement of Cash Flows
                                  (unaudited)

                                                                            Period from
                                                                          March 10, 1999
                                          Six Months Ended November 30,    (Inception)
                                          -----------------------------      through
                                               2001          2000        November 30, 2001
                                          -----------------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(7,060)        $0              $(9,739)
Adjustments to reconcile net loss to
net cash used for operating activities:
  Stock issued for services                     1,750          0                2,658
  Stock issued for services - related party         0          0                   50
Changes in operating assets and liabilities:
Increase (decrease) accrued expenses                0          0                    0
                                          -----------------------------  ------------------
Net cash used by operating activities          (5,310)         0               (7,031)
                                          -----------------------------  ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  None                                              0          0                    0
                                          -----------------------------  ------------------
Net cash (used) provided by investing
  activities                                        0          0                    0
                                          -----------------------------  ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock          2,000          0                7,500
Cash contributed by stockholder                   100          0                  100
                                          -----------------------------  ------------------
Net cash provided by financing activities       2,100          0                7,600
                                          -----------------------------  ------------------

Net increase (decrease) in cash                (3,210)         0                  569

CASH, beginning of period                       3,779          0                    0
                                          -----------------------------  ------------------

CASH, end of period                              $569         $0                 $569
                                          =============================  ==================

     The accompanying notes are an integral part of the financial statements

    The accompanying notes are an integral part of the financial statements
                           Internet Recreation, Inc.
                        (A Development Stage Enterprise)
                         Notes to Financial Statements
(Information with respect to the six months ended November 30, 2001 and 2000 is unaudited)

(1) Summary of Significant Accounting Principles
     The Company  Internet Recreation, Inc. is a Florida chartered development stage corporation  which conducts business from its headquarters in
          Boca Raton, Florida. The Company was incorporated on March 10, 1999.

          The Company's current operations are to sell personalized items to children via the Internet. Current activities include revamping its website. There is no assurance that any benefit will result from such activities.

          The following summarize the more significant accounting and reporting policies and practices of the Company:

          a) Start-up costs  Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with
          Statement of Position (SOP) 98-5.

          b) Net loss per share  Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          c) Use of estimates  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

          d) Interim financial statements  The financial statements for the six months ended November 30, 2001 and 2000 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity  The Company has authorized 100,000,000 shares of
          $0.0001 par value common stock and 100,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The
          Company had 9,602,000 shares of common stock and 0 shares of preferred stock issued and outstanding at May 31, 2001.  The Company, on March
          10, 1999, issued 9,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 250,000 shares for the value of legal services rendered in connection with the organization of the Company. In 2001, the Company issued 330,000 shares of common stock for professional services rendered, valued at par value. In May 2001, the Company issued 22,000 shares of common stock at $0.25 per share for $5,500 in cash. In August 2001, the
          Company issued 8,000 shares of common stock for $2,000 in cash, or
          $0.25 per share. In August 2001, the Company issued 7,000 shares of common stock for services valued at $1,750, or $0.25 per share.  In
          August 2001, a stockholder contributed $100 in cash.

                            Internet Recreation, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(3) Income Taxes  Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $9,700, of which $7,000, $1,700, $0 and $900 expire at May 31, 2022, 2021, 2020 and 2019, respectively.

          The amount recorded as deferred tax assets as of May 31, 2001 is approximately $1,500, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Related Parties  Counsel to the Company directly owns 440,000 shares of the
         Company.

          In July 2001, the Company entered into a one-year, automatically renewable employment agreement with its President. This agreement calls for the Company to issue 100,000 shares of common stock at the end of each year of service.

(5) Going Concern  As shown in the accompanying financial statements, the
          Company incurred a net loss of $9,700 for the period  from March 10,
          1999 (Inception) through November 30, 2001. The ability of the Company to continue as a going concern is dependent upon generating sufficient cash flow and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(6) Subsequent Events
          (a) Stockholders' equity In December 2001, the Company issued 100,000 shares of common stock to a third party for website development expense.  These shares were valued at $0.25 per share, or a total of
          $25,000.  At the same time, the Company's founder contributed 100,000 shares of common stock back to the Company.

Item 2.  Plan of Operations. The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward looking statements. The following discussion regarding our plan of operations should be read in conjunction with our financial statements and notes thereto.

Our Operations from Our Inception to November 2001
We were incorporated on March 10, 1999. We began our operations in May 2001.
Since our inception of March 10, 1999 through November 30, 2001, we have no revenues and we have a net loss of $9,700.

Since our inception to November 2001, we accomplished the following:
Raised Capital - We raised $9,500 for our operations through the sale of private placement of securities.
Affiliate Marketing Agreements - During April 2001, we established agreements with affiliate marketing companies, Commission Junction and Link Share.
Development of a Website - From approximately March 2001 to May 2001, we developed our website; in May 2001, our website was operational.
New Retailer Links - During November (and continuing through December of our next reporting period) we added 26 new retailer links that market the following products:
        Children and infant clothing;
        Infant products such as diaper bags, strollers, and cribs;
        Children and infant toys and games; and
        Books and music.

In November 2001, our management decided that its website needed to be completely redesigned and reformatted to accomplish the following goals: Create a more user-friendly environment; Create a more aesthetically pleasing website;
and Create an organizational format to the website that offers users a greater product and service selection.

Material Contracts.
i) To accomplish the above goals, management hired computer consultant, Kevin
Steil, to design and upgrade our website. We paid Kevin Steil 100,000 s hares of our restricted common stock for these services. Our new website is not yet operational and we have continued to conduct our operations with our originally formatted website. The components of our future website are described below under "Our Future Plan of Operations". We expect that our new website will be operational by February 1, 2002.

ii) In December (of our next reporting period) we entered into agreements with affiliate marketing companies, QuinStreet, Inc. and Keynetics, Inc. We will attempt to add additional Internet retail links through the companies affiliated with QuinStreet, Inc. and Keynetics, Inc.

Our Future Plan of Operations.  Our plan of operations over the next twelve months will consist of the following:
A. New Website. Our website will contain an entirely new organizational format, as follows:
Infants (General Category): Clothing; Products; and Baby Registry
(Sub-Categories).
Children (General Category): Clothing and Products (Sub-Categories).
All Ages (General Category): Toys and Books and Music (Sub-Categories).

Within each sub-category above, the user will be able to link to various retailer sites that retail that type merchandise. For instance, if a user wishes to click on "clothing" under the general category, "Infants", he or she will then view a page that contains banner advertisements of and links to various retailers that retail infant clothing.

Our new website will also contain a "print function" that will print substantive information from linked retailer websites while omitting images and pictures and an Email function enabling users to automatically Email linked retailer websites to other Email addresses. We will also add an "advertiser" management system to simplify the addition, removal, and use of links from different sources. To more easily accommodate increased activity on our website, we will use iiFramework and Infranet Enterprise Software solutions. The iiFramework company will give us the ability to add more servers to our website to more efficiently handle traffic to the website and easily add new categories and product offerings when needed. We will also create a new professional logo, color scheme, and navigation layout to the website to improve our brand awareness.

We expect that all of the above described aspects of our new website will be operational by February 1, 2002.

B. New Retailer Links. During the remainder of 2002 we expect to add at least twenty other retailer links. Because management will add these links, we do not anticipate any cost affiliated with this aspect of our operations.

C. New Affiliate Merchant Programs. We plan to add at least two affiliate merchant programs. We do not anticipate any cost affiliated with this aspect of our future operations.

D. Advertising. We expect to advertise in local and written publications located in small communities. These advertisements will cost between $25 and $500. We expect to spend approximately $1,500 for these type advertisements. If and only if we have sufficient revenues or financing from other sources, we will obtain half page advertisements in national publications, such as baby and children's magazines. We estimate that these advertisements will cost between $1,500 and
$10,000 depending upon the publication, number of advertisements and length of advertisements.

E. Offering Coupons or Incentives on our Website. Beginning in March 2002 and
thereafter, we plan to negotiate with retailers to provide coupons and other incentives to potential purchasers. These coupons and incentives will be individually offered at our site for purchase of products from our linked retailers. At the present time, we do not anticipate any cost affiliated with this aspect of our operations.

Liquidity and Capital Resources. As of November 30, 2000, we had limited cash capital resources of only $569. Our business plan includes the following estimated capital expenditures of $6,200 over the next twelve months, as follows: $1,500 for advertising in infant and children's magazines; $1,200 for paying our server over the next twelve months; and $3,500 for working capital.

Our existing cash and future commission based revenues may be insufficient to fund our operations. Accordingly, if our revenues are insufficient to meet our needs, our president/director or director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president/director or director. We have no compensation agreements to our president/director or director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation.

Item 3.  Defaults Upon Senior Securities.  Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.
Item 5.  Other Information.  Not applicable.
Item 6.  Exhibits and Reports on Form 8-K.  (a) Exhibits
EXHIBIT NUMBER             DESCRIPTION
3.1                        Articles of Incorporation**
3.2                        Amendment to Articles of Incorporation**
3.3                        Bylaws**
10.1                       Agreement with Cathy Williamson**
10.2                       Agreement with Commission Junction**
10.3                       Agreement with Link Share**
10.4                       Agreement with QuinStreet, Inc.
10.5                       Agreement with Keynetics, Inc.
15                         Letter on unaudited financial information
** Denotes previously filed exhibits to Form SB-2 filed on November 14,2001.

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INTERNET RECRATION, INC.
                                                        (Registrant)
January 8, 2002                                     /s/ Cathy Williamson
                                                    Cathy Williamson, President