Form 10QSB
period 2002-02-28
INTERNET RECREATION INC
filed 2002-04-03
CIK 1142889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934. For the quarterly period ended February 28, 2002.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,625,000
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                       INTERNET RECREATION, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                           FEBRUARY 28, 2002
                              (UNAUDITED)

                                 ASSETS

CURRENT ASSETS
   Cash                                                  $        782
                                                         ------------

OTHER ASSETS
   Web site                                                    25,000
                                                         ------------
                                                             $ 25,782
                                                         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Total current liabilities                          $        -
                                                         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 100,000,000
   shares authorized, none issued and outstanding                  -
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 9,625,000 shares
   issued and outstanding                                         963
  Paid in capital                                              40,845
  Deficit accumulated during the development stage            (16,026)
                                                         ------------
                                                               25,782
                                                         ------------

                                                         $     25,782
                                                         ============

        See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
        THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2002 AND
         THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO FEBRUARY 28, 2002
                                   (UNAUDITED)

                                                                                             Inception to
                                                   Three Months           Nine Months        February 28,
                                                 -------------------- -------------------    -------------
                                                  2001        2002        2001        2002          2002

REVENUE
   Net sales                                    $    -     $      -    $      -   $       -     $      -
                                                ---------   ---------   --------   ---------     ---------

OPERATING COSTS AND EXPENSES
   General and administrative                        -          6,287         -       13,347        16,026
                                                ---------   ---------  ---------   ---------     ---------

NET (LOSS)                                      $    -       $ (6,287) $      -   $  (13,347)   $  (16,026)
                                                =========   =========  =========  ==========   ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding      9,250,000   9,621,000  9,250,000   9,617,452     9,431,750
                                                =========   =========  =========   =========     =========

(Loss) per share                             $    -      $   (0.00)  $      -   $   (0.00)    $   (0.00)
                                                =========    ========= =========   =========     =========

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2002 AND
         THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO FEBRUARY 28, 2002
                                   (UNAUDITED)

                                                                       Inception to
                                                                       February 28,
                                                   2001        2002        2002
Cash flow from operations:
  Net cash (used in) operating activities        $     -    $  (7,097) $  (8,818)
                                                 --------   ---------  ---------

Cash flows from investing activities:
  Net cash (used in) investing activities              -           -          -
                                                 --------  ----------   --------

Cash flows from financing activities:
  Net cash provided by financing activities            -        4,100      9,600
                                                 --------    --------   --------

Increase (decrease) in cash                            -       (2,997)       782

Cash -  beginning of period                            -        3,779         -
                                                 --------    --------   --------

Cash - end of period                             $     -        $ 782      $ 782
                                                 ========    ========   ========

                            INTERNET RECREATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002
                                   (UNAUDITED)
(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP") for interim financial information and Item 310(b) of Regulation S-B.
They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of May 31,
2001.

(2)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3)      Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the
Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.
Management has not identified any impairment losses as of February 28, 2002.

(4)      Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting
Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company's deferred tax asset resulting from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(5)      Stockholders' Equity

During December 2001 the Company issued 100,000 shares of its common stock in exchange  for the design of a web site.  These  shares have been valued at their fair market value of $25,000.  Concurrently  with the issuance the  President of the  Company  returned  100,000  shares of common  stock to the  Company  for no consideration and these shares were cancelled.

During the period ended February 28, 2002 the Company issued 15,000 shares of common  stock for cash  aggregating  $4,000 and 8,000 shares of common stock for services  valued at $1,750.  The services  have been recorded at the fair market value of the Company's common stock on the date the services were performed.  In addition, an officer contributed $100 to the capital of the Company.

Item 2.  Plan of Operations.
Forward-Looking Statements.
---------------------------
This report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. The words "we," "us," and "our" refer to
Internet Recreation, Inc. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b)
competitive products and pricing; (c) limited amount of resources devoted to advertising; and (d) those risks factors contained in our Form SB-2 Registration
Statement. Statements made herein are as of the date of the filing of this Form
10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Our Operations from Our Inception to March 2002.
We were incorporated on March 10, 1999. We began our operations in May 2001.
Since our inception to March 2002, we have accomplished the following:

1. Raised Capital - On January 7, 2002 we raised an additional $2000 for our operations through the sale of private placement securities.
2. Changes in Website - From December 2001 through January 2002, our website was redesigned and reformatted to create a more user-friendly environment by:
o        Making our website faster;
o        Creating more specific, self-explanatory product categories; and
o        Creating a new logo and navigational layout.
Our new website became operational on February 1, 2002.
3. New Retailer Links - During March 2002,in order to offer our users a greater product and service selection, we added the following new retailer links that market: a) children and infant clothing; b) infant products such as diaper bags, strollers, and cribs; c) children and infant toys and games; and d) books, music and videos:
o        Oriental Trading Co.
o        MyFreeSoftware.com
o        T-Shirts.com
o        UrbanQ.com
o        SmarterKids.com
o        Kaptest.com
o        A&E/The History Channel
o        SnoopyStore.com
o        MovieClubOnline.com
o        eBooks.com
o        GoCollect.com
o        San Francisco Music Box
o        Elibs.com
o        www.hollywoodmegastore.com
o        Aaron's Baby Baskets

The user is now able to link to various retailer sites that retail that type merchandise.  For instance,  if a user wishes to click on  "Clothing"  under the general  category,  "Infants",  he or she then views a page that contains banner advertisements of and links to various retailers that retail infant clothing.

Our new website also contains a "print function" that prints substantive information  from linked retailer  websites,  while omitting images and pictures and an Email function  enabling  users to  automatically  Email linked  retailer websites to other Email addresses.  In addition, we added a "Review" subcategory under each of the main  categories,  enabling us to post  reviews of  children's products,  including children's books and videos.  Because videos and movies are now  available,  we also  renamed the "Books and Music"  subcategory  under "All
Ages" to now read "Books, Music and Videos."

We also added an "advertiser" management system to simplify the addition, removal, and use of links from different sources. To more easily accommodate increased activity on our website we now use iiFramework software developed by
Infranet Enterprise Software Solutions. iiFramework gives us the ability to add more servers to our website, efficiently handle website traffic, and easily add new categories and product offerings when needed. We also created a new professional logo, color scheme, and navigational layout to the website to improve our brand awareness.

Our Future Plan of Operations. We will attempt to accomplish the following in our plan of operations over the next twelve months:

A. Update Website. Continually update our website to add new product categories and products within existing categories. Because management will add these categories and products, we do not anticipate any cost affiliated with this aspect of our operations.

B. New Retailer Links. During the remainder of 2002 we will attempt to add at least twenty other retailer links. Because management will add these links, we do not anticipate any cost affiliated with this aspect of our operations.

C. New Affiliate Merchant Programs. We plan to add at least one affiliate merchant program, which will not entail any additional cost.

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

E. Offering Coupons or Incentives on our Website. Beginning in March 2002
and thereafter, we plan to negotiate with retailers to provide coupons and other incentives to potential purchasers. These coupons and incentives will be individually offered at our site to purchase products from our linked retailers.
At the present time, we do not anticipate any cost affiliated with this aspect of our operations.

Revenues.

We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through November 30, 2001, we have had only minimal revenues. We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

Liquidity and Capital Resources.

As of April 1, 2002, we had limited cash capital resources of only $650. Other than our existing working capital,  we do not have any other internal sources of working capital.

We expect to make the following capital expenditures over the next twelve months: $1,500 for advertising in infant and children's magazines and $3,500 for working capital.

Since inception, our operating expenses have exceeded our revenues. Because of the continued need for substantial amounts of working capital to fund our planned growth and ongoing operating expenses, we expect to continue to experience significant negative operating cash flow for the foreseeable future.
Our existing working capital will not be sufficient to fund the continued
implementation of our plan of operations during the next 12 months and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operations described above, it is likely that we will have to cease operations.

Our existing cash and future commission based revenues may be insufficient to fund our operations. Accordingly, if our revenues are insufficient to meet our needs, our president/director or director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president/director or director. We have no compensation agreements with our president/director or director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.
Item 2.  Changes In Securities.
              Not applicable.
Item 3.  Defaults Upon Senior Securities.
            Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders.
            Not applicable.
Item 5.  Other Information.
            Not applicable.
Item 6.  Exhibits and Reports on Form 8-K.
           (a) Exhibits
EXHIBIT NUMBER             DESCRIPTION
3.1                        Articles of Incorporation*
3.2                        Amendment to Articles of Incorporation*
3.3                        Bylaws*
10.1                       Agreement with Cathy Williamson*
10.2                       Agreement with Commission Junction*
10.3                       Agreement with Link Share*
10.4                       Agreement with QuinStreet, Inc.*
10.5                       Agreement with Keynetics, Inc.*
15                         Letter on unaudited financial information
99                                     Form 8-K**
* Denotes previously filed exhibits to Form SB-2 filed on November 14, 2001.
** Denotes previously filed Form 8-K filed on March 19, 2002.
         (b) Reports on Form 8-K.

         On March 19, 2002 we filed a Form 8-K regarding Item 4 of Form 8-K,
"Changes in Registrant's Certifying Account." Specifically, we changed accountants, from Durland & Company, CPAs P.A. to Stark Winter
Schenkein & Co., LLP.
                                  SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   INTERNET RECREATION, INC.
                                                        (Registrant)
April 3, 2002                                      /s/ Cathy Williamson
                                                   Cathy Williamson, President