Form 10KSB
period 2002-05-31
INTERNET RECREATION INC
filed 2002-08-22
CIK 1142889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the year ended May 31, 2002

                             Commission file number:
                                    333-68020

                            INTERNET RECREATION, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

              Florida                                    65-0939305
         -----------------                           -------------------
    State or other jurisdiction of                     I.R.S. Employer
    incorporation or organization                     Identification No.

                                24 Locust Street
                             Quitman, Arkansas 72131
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (501) 589-2362
                                 --------------
                 (Issuer's telephone number including area code)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

          Securities registered pursuant to Section 12(g) of the Act:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------
          Common Stock                Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [X] Yes       [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of May 31, 2002 was approximately $0.

As of May 31, 2002, there were 9,625,000 shares of our common stock issued and outstanding.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Transactional Small Business Disclosure Format (check one)
Yes [ ]            No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                             YEAR ENDED MAY 31, 2002

                                     PART I

Item 1.     Description of Business........................................... 4
Item 2.     Description of Property...........................................10
Item 3.     Legal Proceedings.................................................11
Item 4.     Submission of Matters to a Vote of Security Holders...............11

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........11
Item 6.     Management's Discussion and Analysis or Plan of Operation.........12
Item 7.     Financial Statements..............................................17
Item 8.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................26

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.................26
Item 10.    Executive Compensation............................................27
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management....................................................28
Item 12.    Certain Relationships and Related Transactions....................28
Item 13.    Exhibits and Reports on Form 8-K..................................28

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

Forward-Looking Statements:
This annual report on Form 10-KSB contains forward-looking statements. Internet Recreation, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the following: (a) we may be unable to continue as a going concern;
(b) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (c) we may experience a poor customer retention rate and if we fail to institute methods of retaining first time users of our services, our revenues will be adversely affected; (d) because our management has limited experience or background in our business, we may be unable to develop profitable operations; (e) because we have no full-time employees and our management now devotes and may continue to devote limited time to our business, we may never become profitable; and (f) we may not meet the National Association of Security Dealers exchange listing requirements which will likely be implemented on January 1, 2003, which may lead to increased investment risk and inability to sell your shares. These risks are discussed in more detail in our Plan of Operations at page 12.

Statements made in this report are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Item 1. Description of Business
A. Organizational Background and History
We are a development stage company which operates a website that consists of links to third party Internet retailers. These retailers offer and sell children's products from which we are entitled to receive commissions if products are sold. We also are entitled to receive other financial compensation based on leads or "clicks" made from the affiliate marketers as a result of contact with our website. We were incorporated in the State of Florida on September 9, 1999 to sell children's products on the Internet. We are authorized to issue 100,000,000 shares of common stock, of which 9,625,000 shares are issued and outstanding. We are authorized to issue 100,000,000 shares of preferred stock, of which no shares are issued and outstanding.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 24 Locust Street, Quitman, Arkansas 72131. Our telephone number at this address is (501) 589-2362.

B. Business
BUSINESS DEVELOPMENT
We were incorporated in Florida for the purpose of selling children's products on the Internet. We have operated as a development stage company since our inception. We have devoted all of our efforts to:
     o    Formulating our business plan;
     o    Raising capital;
     o Establishing and making improvements to our website; and o Developing links to our third party retailer websites.

We began implementing our business plan in March 2001 that consisted of the above activities. We began actively attempting to sell products through third party Internet retailers of children's products in about July of 2001.

Our prior president, Cathy Williamson, resigned in March of 2002. Due to our failure to generate any revenues and the resignation of our president, we now operate at the address of our sole officer and director, Kathleen (Patty) Hackler.

To date, we have been unsuccessful in generating any revenues or in implementing all planned aspects of our business plan; as a result of this we may be unable to meet expected BBX listing requirements as detailed on page 16, we may in the future seek merger or acquisition candidates. Any such merger or acquisition, however, involves various risks to our future business operations and financial condition, including the following: (a) we may fail to perform adequate due diligence regarding a company we acquire or merge with, which may negatively affect our financial conditions and operations; (b) we may be unable to negotiate acceptable terms of a merger or acquisition; and (c) negotiating and completing a merger or acquisition as well as integrating the merger or acquisition into our operations will divert management time and resources away from our current operations and increase our existing costs.


We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

PRINCIPAL PRODUCTS AND SERVICES
We operate a website at www.personalizedkidsstuff.com. We market solely through links that we have with third party Internet retailers. We do not manufacturer or sell children's products directly through our website. Sales of merchandise are conducted solely through the links that we have established with other Internet retailers.

Through our agreements with Commission Junction and LinkShare we became "affiliate marketers"; in so doing we obtained a license to establish links with retail merchants with which Commission Junction and LinkShare have established agreements. Commission Junction and LinkShare operate "Merchant Programs" on behalf of retail merchants. There are thousands of companies who have similar such arrangements with Commission Junction and LinkShare. As an affiliate marketer, we must apply for acceptance to a Merchant Program to earn financial compensation referred to as "payouts" through sales, leads, or clicks made from an affiliate website. When Commission Junction and LinkShare accepted our participation in a Merchant Program, we became an affiliate merchant and we agreed to the program payout specifications of each retail merchant. Accordingly, the amount of the payouts and the timing of the payouts pertaining to sales, links and clicks will differ from merchant to merchant according to the respective agreement that an individual merchant has with Commission Junction or LinkShare. These Internet retailers sell a variety of products and represent a number of wholesalers or retailers of the products that they sell. To date, we have had no revenues through our affiliate links.

OUR LINKS WITH INTERNET RETAILERS THROUGH COMMISSION JUNCTION:
BabyUniverse.com
This Internet retailer offers a full range of infant care and baby products, including baby bedding, clothes, diapers, and strollers. This retailer also offers some free items with purchases as well as contests.

Babies Online.com
This Internet retailer offers a full range of infant care and baby products, including strollers, bassinets, monitors, cribs, diapers, breast pumps, high chairs and car seats. In addition, this website offers the opportunity for parents to establish a web page in the name of their baby.

Guiding Light Video.com
This Internet retailer offers the following products with a Christian-based theme: software, games, videos with Bible stories, and sports stories.

Compozapuzzle.com
This Internet retailer offers a variety of jigsaw puzzles in various shapes, forms and difficulty levels.

Funtapes.com
This Internet retailer offers cassette tapes that are recorded with a child's name throughout every song on the cassette tape.

Pinitas.com
This Internet retailer offers pinata products for children's parties with, among other themes, Raggedy Ann, trucks, farm animals, jungle animals and holidays.

Jordan Marie.com
This Internet retailer offers high quality baby clothes, Christening gowns, layettes and monogramming.

Webclothes.com
This retailer offers baby and children's clothes from infant to size 18.

Fundraising Zone.com
This Internet retailer acts as a fundraiser for any group that bases their fundraising on sales of candy, candles and cookie dough.

Care Packages.com
This retailer offers care packages for birthdays, get well, new baby and other occasions.

Sullivan Boutique.com
This Internet retailer offers videos, CD-ROMs, DVDs and books with children's themes.

CatalogLink.com
This website serves as a link to find catalogues in the following categories: toys, baby items, collectibles, movies and clothes with children's themes.

Aaron's Baby Baskets.com
This Internet retailer offers a wide range of gift baskets for a variety of baby-related occasions, as well as flower arrangements, balloons, stuffed animals, and gifts for mothers, among other items.

BabySongs.com
This Internet retailer offers their own "Baby Songs" videos, as well as yoga videos, bibs, and t-shirts.

Robeez.com
This Internet retailer offers leather shoes for babies and toddlers, as well as children's slippers, and a newsletter for parents.

Bluelight.com
This Internet retailer offers a variety of baby toys and products, such as strollers and cribs, as well as keepsakes and baby furniture, among other products.

SanFranciscoMusicBoxCompany.com
This Internet retailer offers a variety of music boxes, musical figurines, and musical water globes. This retailer offers products for special occasions, holidays, and with popular tunes.

PublishersPipeline.com
This Internet retailer offers games, computer software, and electronics, as well as instant rebates and new products weekly.

eBooks.com
This Internet retailer offers over 50 categories of books to choose from, as well as featured titles and best sellers.

A&E/The History Channel
This Internet retailer offers products from the A&E Television Networks, which includes A&E, Biography and The History Channel. The retailer offers DVDs and books in categories such as Crime & Justice, Entertainment and History, among others.

Movieclubonline.com
This Internet retailer offers DVDs and videos, books, magazines, and movie memorabilia. You may also buy movie tickets online, rental certificates and movie baskets.

Hollywoodmegastore.com
This Internet retailer offers movie souvenirs, including life-size standup figurines, posters, award trophies, director's clapboards, and key chains, among other products.

Babyage.com
This Internet retailer offers products for nurseries, travel, bath and baby care, and health and safety. In addition, this retailer offers a baby registry and gift certificates.

Booksamillion.com
This Internet retailer offers a wide range of books, as well as audio books, magazines, e-books and Joe Muggs products. In addition, this retailer offers a Discount Card which enables you to save money on purchases made on its website.

Binkley-toys.com
This Internet retailer offers teddy bears made by mothers and grandmothers. In addition, this retailer offers puppets, virtual gift cards, and customer plush toys.

Ebay.com
This website gives the user the ability to purchase a wide variety of products online, including baby toys, clothes, and furniture, among many other things.

iTradecards.com
This Internet retailer provides users with the ability to trade different types of cards online. In addition, it provides members with the latest card show information, a message board, and classified section.

OUR LINKS WITH INTERNET RETAILERS THROUGH LINKSHARE:
Personalize.com
This Internet retailer will personalize products such as photo frames, clothes and toys.

Sensational Beginnings.com
This Internet retailer offers toys and educational tools for children that emphasize childhood learning, such as Thomas the Tank Engine, Madeline, Looney Tunes, Blues Clues, Star Wars, and Stuart Little.

The Baby Outlet.com
This Internet retailer offers strollers, toys, diapers, car seats, playpens, and bedding products. In addition, this retailer offers a baby registry.

DisneyStore.com
This Internet retailer offers many toys and dolls, clothes and accessories, movies, music, art and collectibles, all with the Disney theme.

SmarterKids.com
This Internet retailer offers Harry Potter-themed books and games, and gives you the ability to search by a specific age group or by education level.

OrientalTradingCompany.com
This Internet retailer offers a variety of crafts, stationary, jewelry, candy, dolls, costumes, toys and novelties, among other products.

Kaptest.com
Kaplan offers test preparation for various high school, college, and graduate tests. This Internet retailer offers its products in the categories of business, law, and pre-medicine, among others.

Myfreesoftware.com
This Internet retailer offers video compact disks on which you can view movies on your DVD player, however, you can also view movies on CD-ROM-based computers. This retailer also offers software in the following categories, among others: entertainment, education, reference, family.

GospelDirect.com
This Internet retailer offers videos, books, bibles and music.

T-shirts.com
This Internet retailer offers a variety of t-shirts available in youth sizes, including blank t-shirts, printed t-shirts, and the ability to design your own t-shirt online.

Distribution Methods of our Services:
Distribution of our products occurs directly through our third party linked retailers.

Material Agreements:

COMMISSION JUNCTION AGREEMENT
We have an affiliate service agreement with Commission Junction in which we are entitled to earn financial compensation through sales, leads and/or clicks made from our website through a link to another website operated by a merchant. We receive payout rates as determined by the individual merchants. The agreement further provides that Commission Junction may terminate our agreement for, among other things: (a) operation of an illegal business through our website; (b) displaying illegal content on our website; (c) operating a website that contains or promotes misleading, abusive, violent, bigoted or hate-oriented content; (d) engaging in unsolicited commercial advertising emails; or (e) breach of the Commission Junction agreement.

LINK SHARE AGREEMENT
We have a membership agreement with LinkShare which provides that we have a personal, nonexclusive license to participate in their program. Through this program we may earn financial compensation through sales, leads and/or clicks made from our website through a link to another website operated by a merchant. The agreement provides that we receive payout rates as determined by individual merchants. The agreement further provides that LinkShare may terminate or suspend our access to all or part of its service for any reason, including, without limitation, if we breach or assign the agreement.

KEYNETICS, INC.
We have an agreement with Keynetics, Inc. which provides its services through clickbank.com and clickbank.net. Through this agreement, we have the ability to earn sales commissions by linking customers to products sold by individual merchants affiliated with ClickBank. The agreement provides that we receive payout rates as determined by individual merchants. The agreement further provides that Keynetics, Inc. reserves the right to delay, suspend, or refuse payment of any portion of our account balance at any time, close our account at any time, and modify our contract at any time.

QUINSTREET MEMBERSHIP AGREEMENT
We have a membership agreement with QuinStreet, Inc. which provides us with marketing links to use on our website. By clicking on a link, visitors to our website will be diverted directly to product sales web pages served by QuinStreet. The agreement provides that QuinStreet will determine which sales or leads generated through merchants' websites originated from links on our website. For each such sale or lead, QuinStreet will pay us the amounts due for each transaction as specified by individual merchants. The agreement further provides that QuinStreet, Inc. reserves the right to terminate the links immediately upon written notice and terminate our participation in the program for any of the following reasons: (a) if we breach any terms of the agreement;

(b) if our website promotes or exhibits sexually explicit material or violence, promotes discrimination based on race, sex, religion, national origin, physical disability, sexual orientation, or age; (c) promotes or engages in illegal activities; misrepresents the products or services offered by QuinStreet; or (d) if we use any manual, technological, or promotional methods to artificially inflate the numbers of leads generated.

Revenues/Products Breakdown:
We currently do not manufacture, develop or directly market any products. Our revenues will be derived solely from the commissions and the financial compensation that we receive from our third party linked retailers.

Our Customers:
Since our inception, we have had no customers. Our potential customers consist of the general public through our third party Internet linked retailers.

Our Billing Practices:
Billing for products purchased through our website is conducted solely through our third party linked retailers; accordingly, we do not independently bill customers that purchase products through these retailers. Our commissions and other financial compensation are paid according to the individual terms of our agreements with our third party linked retailers.

Geographic Markets:
The third party linked retailers offer and sell their products throughout the United States.

Marketing:
We plan to advertise in local and written publications located in small communities as detailed in our "Plan of Operations" below. In addition, we plan to list our website with various search engines located on the Internet through which we will attempt to create awareness of our website.

Competitive Business Conditions:
The children's products market is increasingly competitive, with hundreds of Internet competitors that have similar businesses to us. In addition, because barriers to market entry are relatively low and new competitors can establish new sites at a relatively low cost utilizing a variety of market available software, we expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and there are no assurances that we can keep pace with such intense competition.

Some of our biggest competitors are Baby Universe, Baby Love and Babies-R-Us. These companies have longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than us. Accordingly, these companies are able to conduct extensive marketing campaigns that we are financially unable to accomplish. In addition, these companies may create more attractive pricing to potential marketers of children's products. Also while our competitors have an established brand name and reputation, we do not. There can be no assurance that we will be able to compete in the sale of our products, which could have a materially negative impact upon market awareness and acceptance of our website and our third party linked retailers.

Sources and Availability of Raw Materials:
We do not use raw materials in our business. Any raw materials that are used in the manufacture of products sold through our third party retailers are arranged through them or manufacturers or submanufacturers of their products.

Principle Suppliers:
Our suppliers consist solely of our third party linked retailers.

Dependence on Major Customers:
Currently we have no customers. Because the products sold through our third party linked retailers are sold to the general public, we do not expect that any one customer will constitute more than ten percent (10%) of our revenues.

Patents, Trademarks and Licenses:
On  July  6,  2001,   we  applied   for   trademark   protection   on  our  name
personalizedkidsstuff.com with the United States Patent and Trademark Office. This trademark application is currently pending.

Regulatory Matters:
We are not aware of the need for any governmental approval of our products.

Effect of Existing Governmental Regulations:
We are not aware of any governmental regulations that will affect our business plan. However, due to increasing usage of the Internet, laws and regulations may be adopted relating to the Internet, including user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of Internet commerce may prompt more stringent consumer protection laws which would impose additional burdens on companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

Cost of Compliance with Environmental Matters:
Our business does not involve the emission of hazardous substances. Because we are not involved in manufacturing or delivery and distribution of the products that are sold through our third party retailers, we have no costs associated with environmental matters.

Research and Development:
During Fiscal Year 2002, we spent no funds on research and development.

Employees:
We currently have one part-time employee, our President, Kathleen (Patty) Hackler. We have no full-time employees.

None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be satisfactory.

Reports to Security Holders:
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property.
From our inception to March 22, 2002, we operated out of 100 square feet of space located at 19489 Colorado Circle, Boca Raton, Florida 33434, which is the personal residence of our former president, Cathy Williamson. Ms. Williamson did not charge us for use of this space. Our former president did not conduct any other business from this office. The offices were sufficient to conduct our operations.

From March 22, 2002 to present, we have operated out of 100 square feet of space located at 24 Locust Street, Quitman, Arkansas 72131, which is the personal residence of our current President, Kathleen (Patty) Hackler. Ms. Hackler does not charge us for use of this space and she does not conduct any other business from this space. The offices are sufficient to conduct our operations.

We do not own any property or intend to have any property in the future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.
We have not been served with any legal process providing us with legal notice of any other pending proceedings. We are not a plaintiff in any other pending action. We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters. Our common stock has been quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IRNI" since March 28, 2002. The high and low bid information for each quarter, if applicable, for the last two fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

           Quarter                    High                             Low
      Fiscal Year Ended
      5/31/01
      First Quarter               Not Applicable.                Not Applicable.
      Second Quarter              Not Applicable.                Not Applicable.
      Third Quarter               Not Applicable.                Not Applicable.
      Fourth Quarter              Not Applicable.                Not Applicable.
      Fiscal Year Ended 5/31/02
      First Quarter               Not Applicable.                Not Applicable.
      Second Quarter              Not Applicable.                Not Applicable.
      Third Quarter               $   0                          $   0
      Fourth Quarter              $   0                          $   0

Holders:
As of May 31, 2002, we had 32 holders of record.

Issued and Outstanding Stock:
As of May 31, 2002, there were 9,625,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

Options:
We have not issued any options since our inception.

Warrants:
We have not issued any warrants since our inception.

Dividends:
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business operations. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities:
On March 10, 1999, we issued 9,000,000 shares of our common stock to our President, Kathleen (Patty) Hackler, for services rendered in connection with our corporate formation.

On March 10, 1999, we issued 250,000 shares of our common stock to Hamilton, Lehrer & Dargan P.A. in exchange for legal services rendered to us.

On January 12, 2001, we issued 250,000 shares of our common stock to Hamilton, Lehrer & Dargan P.A. in exchange for legal services rendered to us.

On May 31, 2001, we issued 10,000 shares of our common stock to Barbara Lawton in return for bookkeeping services she rendered to us.

On May 31, 2001, we issued 20,000 shares of our common stock to Howard Dargan P.A. for legal services rendered to us.

On May 21, 2001, we issued 50,000 shares of our common stock to our former president, Cathy Williamson, for services rendered as our president at that time.

On August 10, 2001, we issued 7,000 shares of our common stock to Equity Technology Group, Inc., a Florida corporation, for Edgar services.

On December 4, 2001, we issued 100,000 restricted shares of our common stock to Kevin Steil for website development services.

On February 5, 2002, we sold 8,000 restricted shares of our common stock at a price of $0.25 per share to a shareholder.

Between April 26, 2001 and August 7, 2001, we sold 30,000 shares of our common stock to 24 investors at a price of $0.25 per share raising total proceeds of $7,500. None of these issuances involved underwriters, underwriting discounts or commissions.

For all of the above sales and issuances, we relied upon Section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D in offering these shares. We believed these exemptions were available because:
     o    We are not a blank check company;
     o    Total sales did not exceed $1,000,000;
     o We filed a Form D, Notice of Sales, with the Securities and Exchange Commission;
     o    Sales were not made by general solicitation or advertising;
     o    All certificates had restrictive legends; and
     o Sales were made to investors who were either accredited investors or who represented that they were sophisticated enough to evaluate the risks of the investment.

Item 6. Plan of Operations.

We can continue to satisfy our current cash requirements for a period of twelve months through obtaining loans from our president. We anticipate total estimated capital expenditures of $10,000 over the next twelve months, as follows:
     o    $5,000 for advertising in infant and children's magazines;
     o    $350 for paying our server over the next twelve months; and
     o    $4,650 for working capital.

As of May 31, 2001, we had only $442.00 of cash; however, we will need an estimated $10,000 to accomplish our operational goals. Accordingly, we will be unable to fund our expenses through our existing assets or cash. Although our president plans to loan us funds to conduct our operations, we have no agreement with our president to do so and our president is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our president. Moreover, there are no assurances that our president will have sufficient funds to make these loans. In addition, we have no compensation agreements to our president in connection with any loans she may provide to us. If our president is unable or unwilling to make loans to us necessary to implement our plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our plan of operations which would negatively impact development of our brand name and reputation. We have no alternative operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
     o    Sell or dispose of our assets, if any;
     o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
     o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the OTCBB at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we may be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

OUR OPERATIONS FROM OUR INCEPTION TO MARCH 2002
We were incorporated on September 9, 1999. We began our operations in May 2001. Since our inception to March 2002, we have accomplished the following:

1. Raised Capital - On February 5, 2002 we raised an additional $2,000 for our operations through the sale of private placement securities.
2. Changes in Website - From December 2001 through January 2002, our website was redesigned and reformatted to create a more user-friendly environment by:
o    Making our website faster;
o    Creating more specific, self-explanatory product categories; and
o Creating a new logo and navigational layout. Our new website became operational on February 1, 2002.
3. New Retailer Links - During March 2002, in order to offer our users greater product and service selection, we added the following new retailer links that market: a) children and infant clothing; b) infant products such as diaper bags, strollers, and cribs; c) children and infant toys and games; and d) books, music and videos:

o    Oriental Trading Co.
o    MyFreeSoftware.com

o    T-Shirts.com
o    SmarterKids.com
o    Kaptest.com
o    A&E/The History Channel
o    MovieClubOnline.com
o    eBooks.com
o    San Francisco Music Box
o    Elibs.com
o    www.hollywoodmegastore.com
o    Aaron's Baby Baskets
o    BabySongs.com
o    Robeez.com
o    Webclothes.com
o    Bluelight.com
o    DisneyStore.com
o    PublishersPipeline.com
o    Booksamillion.com
o    BabyAge.com

The user is now able to link to various retailer sites that retail a particular type of merchandise. For instance, if a user wishes to click on "Clothing" under the general category, "Infants," he or she then views a page that contains advertisements of and links to various retailers that retail infant clothing.

Our new website also contains a "print function" that prints substantive information from linked retailer websites, while omitting images and pictures, and an e-mail function enabling users to automatically e-mail linked retailer websites to other e-mail addresses. In addition, we added a "Review" subcategory under each of the main categories, enabling us to post reviews of children's products, including children's books and videos. Because videos and movies are now available, we also renamed the "Books and Music" subcategory under "All Ages" to now read "Books, Music and Videos."

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

B. New Retailer Links. During the remainder of 2002 we will attempt to add additional retailer links. Because management will add these links, we do not anticipate any cost affiliated with this aspect of our operations.

C. New Affiliate Merchant Programs. We plan to add at least one affiliate merchant program, which will not entail any additional cost.

D. Advertising. We intend to advertise in local and written publications located in small communities. These advertisements will cost between $25 and $500. We expect to spend approximately $1,500 for these type advertisements. If and only if we have sufficient revenues or financing from other sources, we will obtain half page advertisements in national publications, such as baby and children's magazines. We estimate that these advertisements will cost between $1,500 and $10,000 depending upon the publication, number of advertisements and length of advertisements.

We also plan to list our website with several search engines on the Internet which will enable people to find our website by searching the Internet for key words such as "baby products" or "children's toys." There is no cost associated with listing with search engines.

E. Offering Coupons or Incentives on our Website. We plan to negotiate with retailers to provide coupons and other incentives to potential purchasers. We originally planned to begin such negotiations in March 2002; however, we currently do not anticipate beginning such negotiations before at least September 2002. These coupons and incentives will be individually offered at our site to purchase products from our linked retailers. At the present time, we do not anticipate any cost affiliated with this aspect of our operations.

Revenues.
To date, we have had no revenues. We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources." Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

Liquidity and Capital Resources.
As of May 31, 2002, we had limited cash capital resources of only $442. Other than our existing working capital, we do not have any other internal sources of working capital.

Since inception, our operating expenses have exceeded our revenues. Because of the continued need for working capital to fund our planned growth and ongoing operating expenses, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our plan of operations during the next 12 months and to meet our general operating expenses; accordingly we may require loans from our president and or we may raise such capital through the sale of equity or debt securities.

In addition, our business is subject to the following risks:
We may be unable to continue as a going concern.
Our auditors, Stark Winter Schenkein & Co., LLP, stated in Note 4 to our financial statements for the Fiscal Year ended May 31, 2002, that: (a) we have experienced a loss from operations during our development stage as a result of our investment necessary to achieve our operating plan, which is long range in nature; (b) for the period from inception to May 31, 2002, we incurred a net loss of $22,033; (c) we have no significant assets or revenue generating operations; (d) our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan; and (e) our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable. An investor cannot determine if we will ever become profitable due to our limited operating history, poor financial condition, and the developmental nature or our business. Future losses are likely before our operations will become profitable, if ever. We are a development stage company with limited operations and no revenues through May 31, 2002. From our inception to May 31, 2002, we had continuously increasing losses and we anticipate our losses to accumulate for the foreseeable future. From our inception to May 31, 2002, we incurred operating losses of ($22,033.00). Our ability to continue as a going concern is dependent on our ability to obtain financing for our operations for which there are no assurances.

We may experience a poor customer retention rate; accordingly, if we fail to institute methods of retaining first time users of our services, our revenues will be adversely effected.
Because our first time purchasers of products purchased at our linked sites will discover that they can purchase products directly through our linked websites or elsewhere, rather than through our website, they may never utilize our website again. Accordingly, it is essential that we institute methods of retaining first time users to our website; however, there are no assurances that our plans to advertise in children's magazines or small community publications or to establish agreements with wholesalers of children's products will be successful in retaining first time users. If we fail to implement effective means of retaining first time users, we will not become profitable.

Because our management has no relevant experience or background in our business, we may be unable to develop profitable operations. Our management has no experience in a retail or Internet-based business. We may be unable to compete effectively or develop profitable operations against companies that have management with retail or Internet experience.

Because we have no full-time employees and our management now devotes and may continue to devote limited time to our business, we may never become profitable. We have no full-time employees. Our president, who is our only officer, director and employee, spends approximately 10 to 20 hours monthly on our business. The limited amount of time management devotes to our business activities may be inadequate to implement our plan of operations or become profitable.

We may not meet the National Association of Security Dealers exchange listing requirements which will be implemented on January 1, 2003 which may lead to increased investment risk and inability to sell your shares. The National Association of Security Dealers has proposed to the Securities and Exchange Commission that the Over-the-Counter Bulletin Board be phased out beginning on January 1, 2003 and eliminated as of June 1, 2003, to be replaced with the BBX Exchange. If this occurs, we may not meet the new exchange listing requirements, including the requirement to have at least one hundred (100) round lot shareholders and a float of 200,000 shares. We currently do not meet the listing requirements of the BBX Exchange. Should we fail to meet the new exchange requirements, you may lose your entire investment.

Item 7. Financial Statements.

                          REPORT OFINDEPENDENT AUDITORS

Stockholders and Board of Directors
Internet Recreation, Inc.

We have audited the accompanying balance sheet of Internet Recreation, Inc. (A Development Stage Company) as of May 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Recreation, Inc. (A Development Stage Company) as of May 31, 2002, and results of its operations and its cash flows for the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
August 2, 2002

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Internet Recreation, Inc.
(A Development Stage Enterprise)
Boca Raton, Florida

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows for the five months and year then ended and the period from March 10, 1999 (Inception) through May 31, 2001 of Internet Recreation, Inc., a development stage enterprise. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the five months and year then ended and the period from March 10, 1999 (Inception) through May 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ Durland & Company, CPAs, P.A.
                                               ---------------------------------
                                               Durland & Company, CPAs, P.A.
Palm Beach, Florida
July 26, 2001

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2002

                                     ASSETS

CURRENT ASSETS
   Cash                                                            $        442
                                                                   ------------

OTHER ASSETS
   Web site                                                              20,833
                                                                   ------------
                                                                   $     21,275

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Total current liabilities                                    $       --
                                                                   ------------


STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 100,000,000
   shares authorized, none issued and outstanding                          --
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 9,625,000 shares
   issued and outstanding                                                   963
  Additional paid in capital                                             42,345
  (Deficit) accumulated during the development stage                    (22,033)
                                                                   ------------
                                                                         21,275

                                                                   $     21,275
                                                                   ============

             See the accompanying notes to the financial statements.


                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
    YEAR ENDED DECEMBER 31, 2000, FIVE MONTHS ENDED MAY 31, 2001, YEAR ENDED
   MAY 31, 2002 AND THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO MAY 31, 2002



                                                       Year       Five Months         Year
                                                      Ended          Ended           Ended       Inception to
                                                  December 31,      May 31,         May 31,         May 31,
                                                       2000           2001            2002            2002
                                                  ------------   ------------    ------------    ------------

REVENUE
   Net sales                                      $       --     $       --      $       --      $       --
                                                  ------------   ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
   General and administrative                             --            1,754          19,354          22,033
                                                  ------------   ------------    ------------    ------------

NET (LOSS)                                        $       --     $     (1,754)   $    (19,354)   $    (22,033)
                                                  ============   ============    ============    ============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding           9,250,000      9,520,400       9,618,482       9,410,503
                                                  ============   ============    ============    ============

(Loss) per share                                  $       --     $      (0.00)   $      (0.00)   $      (0.00)
                                                  ============   ============    ============    ============

      See the accompanying notes to the financial statements.


                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             PERIOD FROM INCEPTION (MARCH 10, 1999) TO MAY 31, 2002


                                                                                   (Deficit)
                                                                                  Accumulated
                                            Common Stock             Additional    During the
                                      --------------------------      Paid in     Development
                                         Shares         Amount        Capital        Stage          Total
                                      -----------    -----------    -----------   -----------    -----------

Balance at inception                         --      $      --      $      --     $      --      $      --

Common shares issued for services
  at inception at $.0001 per share      9,250,000            925           --            --              925
Net (loss) for the period                    --             --             --            (925)          (925)
                                      -----------    -----------    -----------   -----------    -----------
Balance December 31, 1999  and
 December 31, 2000                      9,250,000            925           --            (925)          --

Common shares issued for services
  at $.0001 per share                     330,000             33           --            --               33
Common shares issued for cash
  at $.25 per share                        22,000              2          5,498          --            5,500
Net (loss) for the period                    --             --             --          (1,754)        (1,754)
                                      -----------    -----------    -----------   -----------    -----------
Balance May 31, 2001                    9,602,000            960          5,498        (2,679)         3,779

Common shares issued for services
  at $.25 per share                         7,000              1          1,749          --            1,750
Common shares issued for cash
  at $.25 per share                        16,000              2          3,998          --            4,000
Common shares issued for web site
 at $.25 per share                        100,000             10         24,990          --           25,000
Return of common shares for no
 consideration by an officer             (100,000)           (10)            10          --
Contribution of services by officer          --             --            6,000          --            6,000
Cash contribution by an officer              --             --              100          --              100
Net (loss) for the year                      --             --             --         (19,354)       (19,354)
                                      -----------    -----------    -----------   -----------    -----------
Balance May 31, 2002                    9,625,000    $       963    $    42,345   $   (22,033)   $    21,275
                                      ===========    ===========    ===========   ===========    ===========




             See the accompanying notes to the financial statements.


                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
    YEAR ENDED DECEMBER 31, 2000, FIVE MONTHS ENDED MAY 31, 2001, YEAR ENDED
   MAY 31, 2002 AND THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO MAY 31, 2002

                                                      Year        Five Months         Year
                                                     Ended           Ended           Ended       Inception to
                                                  December 31,      May 31,         May 31,         May 31,
                                                       2000           2001            2002            2002
                                                  ------------   ------------    ------------    ------------

Cash flow from operations:
Net (loss)                                        $         --   $     (1,754)   $    (19,354)   $    (22,033)
Adjustments to reconcile net (loss) to net cash
 used in operating activities:
Amortization                                                --           --             4,167           4,167
Common shares issued for services                           --             33           3,750           4,708
Contribution of services to capital                         --           --             6,000           6,000
                                                  ------------   ------------    ------------    ------------
  Net cash (used in) operating activities                   --         (1,721)         (5,437)         (7,158)
                                                  ------------   ------------    ------------    ------------

Cash flows from investing activities:
  Net cash (used in) investing activities                   --           --              --              --
                                                  ------------   ------------    ------------    ------------

Cash flows from financing activities:
Common shares issued for cash                               --          5,500           2,000           7,500
Cash contribution by officer                                --           --               100             100
                                                  ------------   ------------    ------------    ------------
  Net cash provided by financing activities                 --          5,500           2,100           7,600
                                                  ------------   ------------    ------------    ------------

Increase (decrease) in cash                                 --          3,779          (3,337)            442

Cash -  beginning of period                                 --           --             3,779            --
                                                  ------------   ------------    ------------    ------------

Cash - end of period                              $         --   $      3,779    $        442    $        442
                                                  ============   ============    ============    ============


Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                         $         --   $       --      $       --      $       --
                                                  ============   ============    ============    ============
 Income taxes                                     $         --   $       --      $       --      $       --
                                                  ============   ============    ============    ============

Non Cash Investing and Financing Activities:
 Issuance of common shares for web site           $         --   $       --      $     25,000    $     25,000
                                                  ============   ============    ============    ============





             See the accompanying notes to the financial statements.

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 10, 1999 in the State of Florida. The Company is in the development stage and its intent is to conduct business as a seller of children's products on the internet. The Company had chosen December 31, as a year end, changed its year end to May 31 during June 2001 and had no significant activity from inception to May 31, 2002.

Reclassifications

Certain items presented in the previous periods financial statements have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is  calculated  by dividing  net income  (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Web Site Development Costs

The Company's web site will comprise multiple features and offerings. It is anticipated that the offerings will require future development and refinement. In connection with the development of its site, the Company may incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate in accordance with Statement of Position 98-1. The Company's web site is being amortized over its estimated useful life of 3 years and is stated net of accumulated amortization of $4,167.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

Note 2. STOCKHOLDERS' EQUITY

At inception, the Company issued 9,000,000 shares of its common stock for services provided to the Company to an officer and 250,000 shares of its common stock for legal services. These shares have been valued at $.0001 per share, which approximates the fair market value of the services provided. Accordingly, the Company has recorded a charge to operations of $925 during the period.

During January and May 2001 the Company issued 330,000 shares of common stock for services valued at $.0001 per share, which approximates the fair market value of the shares issued. Accordingly, the Company has recorded a charge to operations of $33 during the period.

During May 2001 the Company issued 22,000 shares of common stock for cash aggregating $5,500.

During August 2001 the Company issued 8,000 shares of common stock for cash aggregating $2,000.

During August 2001 the Company issued 7,000 shares of common stock for services valued at $.25 per share, which approximates the fair market value of the shares issued. Accordingly, the Company has recorded a charge to operations of $1,750 during the period.

During December 2001 the Company issued 100,000 shares of common stock valued at $.25 per share, which approximates the fair market value of the shares issued, in exchange for the construction of its web site. In addition, during December 2001 an officer of the Company returned 100,000 shares of common stock to the Company for no consideration.

During February 2002 the Company issued 8,000 shares of common stock for cash aggregating $2,000.

During the year ended May 31, 2002 an officer of the Company contributed services valued at $6,000 and cash of $100 to the capital of the Company.

Note 3. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate                      34 %
         Effect of operating losses                      (34)%
                                                    ----------
                                                          --
                                                    ==========

As of May 31, 2002, the Company has a net operating loss carryforward of approximately $22,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at May 31, 2002.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to May 31, 2002, the Company incurred a net loss of $22,033. In addition, the Company has no significant assets or revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure. Since inception, we have not had any disagreements with our accountants.

On March 18, 2002, we changed accountants from Durland & Company, CPAs, P.A. to Stark Winter Schenkein & Co., LLP. In connection with this change in accountants we disclosed in our Form 8-K dated March 19, 2002 that:
(a) The financial statements reported on by Durland & Company, CPAs, P.A. were not subject to an adverse or qualified opinion, or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interm period through March 18, 2002, except that the financial statements for the years ended December 31, 2000 and 1999 contained going concern qualifications; (b) the decision to change accountants was approved by the Registrant's Board of Directors; (c) there were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through March 18, 2002; (d) on March 18, 2002, we engaged Stark Winter Schenkein & Co., LLP as our independent accountants; and (e) we did not consult with Stark Winter Schenkein & Co., LLP regarding any matter prior to its engagement.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. No compensation is currently paid to our sole officer or director for her services.

No Committees of the Board of Directors.
We do not currently have standing audit, nominating and compensation committees of our Board of Directors or committees performing similar functions.

Significant Employees.
There are no significant employees other than our president.

Family Relationships.
There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings.
None of our officers, directors, or persons nominated for such positions and none of our promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent
(10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they filed. To our knowledge, none of our officers, directors of shareholders were delinquent in any necessary filings under Section 16(a).

The following table sets forth the names and ages of our directors and officers, the principal offices and positions with us held by such persons. Our executive officers are elected annually by our Board of Directors. Our Directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.


------------------- ------- ---------------------------------- -----------------
NAME                AGE     POSITION                           TERM
------------------- ------- ---------------------------------- -----------------
Kathleen (Patty)    33      President/Secretary/Chairman of    1 year
Hackler                     the Board
------------------- ------- ---------------------------------- -----------------

Item 10.  Executive Compensation.
The following table sets forth certain summary information concerning the compensation that we have paid to our executive officers or which has been accrued for each of our last three completed fiscal years as of May 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                              Other             Restricted   Securities     LTIP      All Other
                                                              Annual            Stock        underlying    payouts  Compensation
Name and Principal Position        Year    Salary    Bonus    Compensation      award(s)     options/SARs    ($)         ($)
        (a)                         (b)     (c)       (d)        (e)              (f)            (g)         (h)         (i)
Kathleen (Patty) Hackler -         2000      0         0          0                0              0           0           0
Director
                                   2001      0         0          0                0              0           0           0
                                   2002      0         0          0                0              0           0           0
Cathy Williamson - President/      2000      0         0          0                0              0           0           0
Secretary/Director*
                                   2001      0         0   50,000 shares           0              0           0           0
                                   2002      0         0          0                0              0           0           0

*On  March  22,  2002,   Cathy   Williamson   resigned  from  her  positions  as
President/Secretary/Director.

Item 11. Security Ownership of Certain Beneficial Owners and Management. The following tables set forth the ownership as of June 30, 2002 by:

     o Each shareholder known by us to own beneficially more than five percent (5%) of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    All directors and executive officers as a group.

(i) BENEFICIAL OWNERS OF MORE THAN 5%:

Security Ownership of Certain Beneficial Owners:
--------------- ------------------------- --------------------- ----------------
Title Of Class  Name and Address of       Amount and Nature of  Percent of Class
                Beneficial Owner          Beneficial Owner
--------------- ------------------------- --------------------- ----------------
Common          Kathleen (Patty) Hackler  9,000,000             93.5%
                24 Locust Street          Direct
                Quitman, Arkansas 72131
--------------- ------------------------- --------------------- ----------------

(ii) DIRECTORS AND NOMINEES:

Security Ownership of Management:
--------------- ------------------------- --------------------- ----------------
Title Of Class  Name and Address          Amount and Nature of  Percent of Class
                                          Ownership
--------------- ------------------------- --------------------- ----------------
Common          Kathleen (Patty) Hackler  9,000,000             93.5%
                24 Locust Street          Direct
                Quitman, Arkansas 72131
--------------- ------------------------- --------------------- ----------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

Item 12. Certain Relationships and Related Transactions.
On March 10, 1999, we issued 9,000,000 shares of our common stock to our director, Kathleen (Patty) Hackler, for services rendered in connection with our corporate formation.

On May 21, 2001, we issued 50,000 shares of our common stock to our former president, Cathy Williamson, for services rendered as our president.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our common stock, or family member of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.
(a)      Exhibits
------ --------------------------------------------------
3.1      Articles of Incorporation*
----- ---------------------------------------------------
3.2      Amendment to Articles of Incorporation*
----- ---------------------------------------------------


3.3      Bylaws*
----- ---------------------------------------------------
5.       Opinion of Hamilton, Lehrer & Dargan, P.A.*
----- ---------------------------------------------------
10.1     Agreement with Cathy Williamson*
----- ---------------------------------------------------
10.2     Agreement with Commission Junction*
----- ---------------------------------------------------
10.3     Agreement with Link Share*
----- ---------------------------------------------------
10.4     Agreement with QuinStreet, Inc.**
----- ---------------------------------------------------
10.5     Agreement with Keynetics, Inc.**
----- ---------------------------------------------------
23.1     Consent of Durland & Company, CPA's, P.A.
----- ---------------------------------------------------
99.1     Certification  pursuant to 18 U.S.C. Section
         1350, as adopted  pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002.
----- ----------------------------------------------------
*Denotes  exhibits  previously  filed in our Form SB-2 on August 21, 2001,  File number 333-68020, which is hereby incorporated by reference.
** Denotes  exhibits  previously  filed in our Form  SB-2/A on November 7, 2001,
File number 333-68020, which is hereby incorporated by reference.

(b)      Reports on Form 8-K
We filed a Form 8-K  report  on March  19,  2002  regarding  Item 4 of Form 8-K,
"Changes  in  Registrant's   Certifying  Account."   Specifically,   we  changed
accountants from Durland & Co., CPAs, P.A. to Stark Winter Schenkein & Co., LLP,
which is hereby incorporated by reference.

(c) Our Registration Statement on Form SB-2 and all amendments thereto filed on August 21, 2001 and amended on November 7, 2001, which is hereby incorporated by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INTERNET RECREATION, INC.
                                  (Registrant)

Date: August 22, 2002              By:  /s/ Kathleen (Patty) Hackler,
                                       -----------------------------------------
                                       President (Principal  Executive Officer),
                                        Secretary,Chairman of the Board

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                     Date
------------------------------------------------------------------------------------------
/s/ Kathleen (Patty) Hackler    President (Principal Executive Officer),  August  22, 2002
----------------------------    Secretary, Chairman of the Board