Form 10QSB
period 2002-08-31
INTERNET RECREATION INC
filed 2002-10-15
CIK 1142889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002.
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
NOT APPLICABLE.

Commission File Number: 333-68020

INTERNET RECREATION, INC.
(Exact name of registrant as specified in its charter)

Florida	65-093-9305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Locust Street, Quitman, Arkansas	72131
(Address of principal executive offices)	(Zip Code)

(501) 589-2362
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,625,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 AUGUST 31, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                  $         52
                                                         ------------

OTHER ASSETS
   Web site                                                    18,750
                                                         ------------
                                                         $     18,802
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Total current liabilities                          $        -
                                                         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 100,000,000
   shares authorized, none issued and outstanding                 -
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 9,625,000 shares
   issued and outstanding                                         963
  Paid in capital                                              45,345
  Deficit accumulated during the development stage            (27,506)
                                                         ------------
                                                               18,802
                                                         ------------
                                                         $     18,802
                                                         ============

        See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED AUGUST 31, 2001 AND 2002 AND
          THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO AUGUST 31, 2002
                                   (UNAUDITED)

                                                          Inception to
                                                           August 31,
                                  2001          2002          2002
                               ---------     ---------    ------------

REVENUE
   Net sales                   $     -       $     -      $        -
                               ---------     ---------    ------------

OPERATING COSTS AND EXPENSES
   General and administrative      5,559         5,473          27,506
                               ---------     ---------     -----------

NET (LOSS)                     $  (5,559)    $  (5,473)   $    (27,506)
                               =========     =========     ===========

PER SHARE INFORMATION
  (basic and fully diluted)

Weighted average common
  shares outstanding           9,250,000     9,625,000       9,431,750
                               =========     =========     ===========

(Loss) per share               $   (0.00)    $   (0.00)   $      (0.00)
                               =========     =========     ===========

        See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED AUGUST 31, 2001 AND 2002 AND
          THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO AUGUST 31, 2002
                                   (UNAUDITED)

                                                                     Inception to
                                                                      August 31,
                                                  2001        2002       2002
                                               --------    --------   ---------
Cash flow from operations:
  Net cash (used in) operating activities      $   (280)   $ (1,890)  $  (9,048)
                                               --------    --------   ---------

Cash flows from investing activities:
  Net cash (used in) investing activities            -          -           -
                                               --------    --------   ---------

Cash flows from financing activities:
  Net cash provided by financing activities       2,000       1,500       9,100
                                               --------    --------   ---------

Increase (decrease) in cash                       1,720        (390)         52

Cash -  beginning of period                          -          442          -
                                               --------    --------   ---------

Cash - end of period                           $  1,720    $     52   $      52
                                               ========    ========   =========

        See the accompanying notes to the financial statements.

INTERNET RECREATION, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002
(UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of May 31, 2002.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3) Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of August 31, 2002.

(4) Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes”, which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company’s deferred tax asset resulting from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(5) Stockholders' Equity

During the period ended August 31, 2002 an officer of the Company contributed $1,500 in cash and services valued at $1,500 to the capital of the Company.

(6) Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company currently has no business operations and its continued existence is dependent upon its ability to meet its future financing requirements, and the success of its future operations.

Management plans include obtaining additional equity or debt financing prior to the commencement of significant business operations to provide the opportunity for the Company to continue as a going concern.

Item 2. Plan of Operations.

Forward-Looking Statements.
This report on Form 10-QSB contains forward looking statements. The words "we," "us," and "our" refer to Internet Recreation, Inc. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b) competitive products and pricing; (c) limited or no amount of resources devoted to advertising; (d) limited or no funding to conduct our operations; (e) if we fail to institute methods of retaining first time users of our services, our revenues will be adversely affected; (f) because our management has no relevant experience or background in our business, we may be unable to develop profitable operations; (g) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (h) our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan; (i) we may not meet the National Association of Securities Dealers exchange listing requirements which may lead to increased investment risk and inability to sell your shares; and (j) because we may be unable to meet expected BBX listing requirements, we may in the future seek merger or acquitision candidates; however, any such merger or acquisition, however, involves various risks to our future business operations and financial condition, including the following:

  we may fail to perform adequate due diligence regarding a company we acquire or merge with, which may negatively affect our financial condition and operations;
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

Our Operations from Our Inception to August 2002.
We were incorporated on March 10, 1999. We began our operations in May 2001. Since our inception to August 2002, we have accomplished the following:

1. Raised Capital - On January 7, 2002 we raised an additional $2000 for our operations through the sale of private placement securities.

2. Changes in Website - From December 2001 through January 2002, our website was redesigned and reformatted to create a more user-friendly environment by:

  Making our website faster;
  Creating more specific, self-explanatory product categories; and
  Creating a new logo and navigational layout.

Our new website became operational on February 1, 2002.

3. New Retailer Links - During March 2002,in order to offer our users a greater product and service selection, we added the following new retailer links that market: a) children and infant clothing; b) infant products such as diaper bags, strollers, and cribs; c) children and infant toys and games; and d) books, music and videos:

  Oriental Trading Co.
  MyFreeSoftware.com
  T-Shirts.com
  UrbanQ.com
  SmarterKids.com
  Kaptest.com
  A&E/The History Channel
  SnoopyStore.com
  MovieClubOnline.com
  eBooks.com
  GoCollect.com
  San Francisco Music Box
  Elibs.com
  www.hollywoodmegastore.com
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

Revenues.

We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through August 31, 2002, we have had no revenues. We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

Liquidity and Capital Resources.

As of August 31, 2002, we had limited cash resources of only $52. Other than our existing working capital, we do not have any other internal sources of working capital.

We expect to make the following capital expenditures of $5,000 over the next twelve months: (a) $1,500 for advertising in infant and children's magazines; and (b) $3,500 for working capital.

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

Our existing cash and future commission based revenues may be insufficient to fund our operations. Accordingly, if our revenues are insufficient to meet our needs, our President/Director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our President/Director. We have no compensation agreements with our president/director or director in connection with any loans that either may provide to us. If our President/Director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation.

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

INTERNET RECREATION, INC.
(Registrant)

October 15, 2002

/s/ Kathleen (Patty) Hackler
Kathleen (Patty) Hackler, President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Certifications

I, Kathleen (Patty) Hackler, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Internet Recreation, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Internet Recreation, Inc. as of, and for, the periods presented in this quarterly report.

Date: October 15, 2002

/s/ Kathleen (Patty) Hackler
Kathleen (Patty) Hackler
President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer