Form 10QSB
period 2002-11-30
INTERNET RECREATION INC
filed 2003-01-14
CIK 1142889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934: For the quarterly period ended November 30, 2002.

                        Commission File Number: 333-68020

                            INTERNET RECREATION, INC.
             (Exact name of registrant as specified in its charter)

              Florida                                     65-093-9305
     (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                  Identification No.)

      24 Locust Street, Quitman, Arkansas            72131
    (Address of principal executive offices)      (Zip Code)

                                 (501) 589-2362
              (Registrant's telephone number, including area code)

                             All correspondence to:
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                  Telephone 561-416-8956 Facsimile 561-416-2855

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,625,000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                           $         547
                                                                  -------------
OTHER ASSETS
   Web site                                                              16,667
                                                                  -------------
                                                                  $      17,214
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Total current liabilities                                   $           -
                                                                  -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 100,000,000
   shares authorized, none issued and outstanding                             -
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 9,625,000 shares
   issued and outstanding                                                   963
  Paid in capital                                                        48,645
  (Deficit) accumulated during the development stage                    (32,394)
                                                                  -------------
                                                                         17,214
                                                                  -------------
                                                                  $      17,214
                                                                  =============

            See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
        THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2002 AND
         THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO NOVEMBER 30, 2002
                                   (UNAUDITED)

                                     Three Months              Six Months           Inception to
                               -----------------------    -----------------------   November 30,
                                  2001         2002          2001         2002          2002
                               ----------   ----------    ----------   ----------   ------------

REVENUE
   Net sales                   $        -   $        -    $        -   $        -    $        -
                               ----------   ----------    ----------   ----------    ----------

OPERATING COSTS AND EXPENSES
   General and administrative       1,156        4,888         7,060       10,361        32,394
                               ----------   ----------    ----------   ----------    ----------

NET (LOSS)                     $   (1,156)  $   (4,888)   $   (7,060)  $  (10,361)   $  (32,394)
                               ==========   ==========    ==========   ==========    ==========
PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding              9,617,000    9,625,000     9,613,678    9,625,000     9,439,111
                               ==========   ==========    ==========   ==========    ==========

(Loss) per share               $    (0.00)  $    (0.00)   $    (0.00)  $    (0.00)   $    (0.00)
                               ==========   ==========    ==========   ==========    ==========

            See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2002 AND
         THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO NOVEMBER 30, 2002
                                   (UNAUDITED)

                                                                          Inception to
                                                                          November 30,
                                                2001          2002            2002
                                            -----------    -----------    ------------

Cash flow from operating activities:
  Net cash (used in) operating activities   $    (5,310)   $    (3,195)   $    (10,353)
                                            -----------    -----------    ------------

Cash flows from investing activities:
  Net cash (used in) investing activities             -              -               -
                                            -----------    -----------    ------------

Cash flows from financing activities:
  Net cash provided by financing activities       2,100          3,300          10,900
                                            -----------    -----------    ------------

Increase (decrease) in cash                      (3,210)           105             547

Cash -  beginning of period                       3,779            442               -
                                            -----------    -----------    ------------

Cash - end of period                        $       569    $       547    $        547
                                            ===========    ===========    ============

            See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002
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
Management has not identified any impairment losses as of November 30, 2002.

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

(5)  Stockholders' Equity

During the six months ended November 30, 2002, an officer of the Company contributed: (a) $3,300 in cash; and (b) services valued at $3,000 to the capital of the Company.

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

Item 2. Plan of Operations.

Forward-Looking Statements.
This report on Form 10-QSB contains forward looking statements. The words "we,"
"us," and "our" refer to Internet Recreation, Inc. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, and we are subject to numerous risks relating to our business, including but not limited to: (a) lack of demand for our products; (b) competitive products and pricing; (c) limited or no amount of resources devoted to advertising; (d) limited or no funding to conduct our operations; (e) if we fail to institute methods of retaining first time users of our services, our revenues will be adversely affected; (f) because our management has no relevant experience or background in our business, we may be unable to develop profitable operations; (g) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (h) our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan;
(i) although we have conducted our operations for approximately twenty months, we have been unsuccessful in generating any revenues; (j) we may not meet future
National Association of Securities Dealers Bulletin Board Exchange listing requirements which may lead to increased investment risk and inability to sell your shares; and (k) because of increased regulatory related costs affiliated with the Sarbanes Oxley Act and because we may not meet future Bulletin Board
Exchange listing requirements, we may in the future seek merger or acquisition candidates to meet our financial requirements, attempt to expand our business, and meet future Bulletin Board Exchange listing requirements; however, any such merger or acquisition involves various risks to our future business operations and financial condition, including the following:
o    we may fail to perform adequate due diligence regarding a company we acquire or merge with, which may negatively affect our financial condition and operations;
o    we may be unable to negotiate acceptable terms of a merger or acquisition;
     and
o    negotiating and completing a merger or acquisition as well as integrating the merger or acquisition into our operations will divert management time and resources away from our current operations and increase our existing costs.

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

B. New Retailer Links. In addition to the retailer links that were already added during March 2002, we had planned during 2002 to add at least twenty other retailer links; however, to date we have not accomplished this step in our plan of operations. We now plan to attempt to accomplish this step in our plan of operations during the first quarter of 2003. Because management will add these links, we do not anticipate any cost affiliated with this aspect of our operations.

C. New Affiliate Merchant Programs. We plan to add at least one affiliate merchant program, which will not entail any additional cost. To date, we have not added any affiliate merchant programs.

D. Advertising. We expect to advertise in local and written publications located in small communities. These advertisements will cost between $25 and $500. We expect to spend approximately $1,500 for these type advertisements. If and only if we have sufficient revenues or financing from other sources, we will obtain half page advertisements in national publications, such as baby and children's magazines. We estimate that these advertisements will cost between $1,500 and
$10,000 depending upon the publication, number of advertisements and length of advertisements. To date, we have not conducted any advertising.

E. Offering Coupons or Incentives on our Website. Beginning in March 2002 and
thereafter, we had planned to negotiate with retailers to provide coupons and other incentives to potential purchasers; however, to date we have not accomplished this step in our plan of operations. We now plan to attempt to accomplish this step in our plan of operations during the first quarter of 2003.
These coupons and incentives will be individually offered at our site to purchase products from our linked retailers. At the present time, we do not anticipate any cost affiliated with this aspect of our operations.

Revenues.
We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through November 30, 2002, we have had no revenues. We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

Liquidity and Capital Resources.

As of November 30, 2002, we had limited cash resources of only $547. Other than our existing working capital, we do not have any other internal sources of working capital.

We expect to make the following capital expenditures of $5,000 over the next twelve months: (a) $1,500 for advertising in infant and children's magazines;
and (b) $3,500 for working capital.

Since our inception, our operating expenses have exceeded our revenues. Because of the continued need for substantial amounts of working capital to fund our planned growth and ongoing operating expenses, we expect to continue to experience significant negative operating cash flow for the foreseeable future.
Our existing working capital will not be sufficient to fund the continued
implementation of our plan of operations during the next 12 months and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require; however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operations described above, it is likely that we will have to cease operations.

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
Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our brand name and reputation and negatively affect our ability to generate revenues.

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
        (b) Reports on Form 8-K. Not Applicable

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTERNET RECREATION, INC.
                                  (Registrant)

January 13, 2003
/s/ Kathleen (Patty) Hackler
Kathleen (Patty) Hackler, President, Chief Executive Officer, Chief Financial
Officer, and Principal Accounting Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kathleen (Patty) Hackler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Internet Recreation,
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Internet Recreation, Inc. as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Internet
Recreation, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Internet Recreation, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Internet Recreation, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to Internet Recreation,
Inc.'s auditors and the audit committee of Internet Recreation, Inc., Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Internet Recreation, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Internet Recreation, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003
/s/ Kathleen (Patty) Hackler
Kathleen (Patty) Hackler
President, Chief Executive Officer, Chief Financial Officer, and Principal
Accounting Officer