Form 10QSB
period 2003-02-28
INTERNET RECREATION INC
filed 2003-04-21
CIK 1142889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934: For the quarterly period ended February 28, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,625,000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                            $     81
                                                                   --------
OTHER ASSETS
   Web site                                                          14,584
                                                                   --------
                                                                   $ 14,665
                                                                   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Total current liabilities                                    $    -
                                                                   --------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 100,000,000
   shares authorized, none issued and outstanding                       -
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 12,625,000 shares
   issued and outstanding                                             1,263
  Paid in capital                                                    50,345
  (Deficit) accumulated during the development stage                (36,943)
                                                                   --------
                                                                     14,665
                                                                   --------
                                                                   $ 14,665
                                                                   ========

             See the accompanying notes to the financial statements.

                                        2

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
       THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2003, AND
         THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                          Inception to
                                  Three Months            Nine Months     February 28,
                             ---------------------  --------------------  ------------
                                2002       2003        2002       2003         2003
                             ---------  ----------  ---------  ---------  ------------
REVENUE
  Net sales                  $     -    $     -     $     -    $     -     $     -
                             ---------  ----------  ---------  ---------  ------------

OPERATING COSTS AND EXPENSES
  General and administrative     6,287       4,549     13,347     14,910       36,943
                             ---------  ----------  ---------  ---------  ------------

NET (LOSS)                   $  (6,287) $   (4,549) $ (13,347) $ (14,910   $  (36,943)
                             =========  ==========  =========  =========  ============

PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding           9,621,000  10,558,333  9,617,452  9,932,692    9,508,421
                             =========  ==========  =========  =========  ============
(Loss) per share             $ (0.00)    $ (0.00)    $ (0.00)   $ (0.00)    $  (0.00)
                             =========  ==========  =========  =========  ============

             See the accompanying notes to the financial statements.

                                        3

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2003, AND
         THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                   Inception to
                                                                   February 28,
                                               2002       2003         2003
                                             --------   --------   ------------

Cash flow from operating activities:
  Net cash (used in) operating activities    $ (7,097)  $ (4,161)    $ (11,319)
                                             --------   --------   ------------

Cash flows from investing activities:
  Net cash (used in) investing activities         -          -             -
                                             --------   --------   ------------

Cash flows from financing activities:
  Net cash provided by financing activities     4,100      3,800        11,400
                                             --------   --------   ------------

Increase (decrease) in cash                    (2,997)      (361)           81

Cash -  beginning of period                     3,779        442           -
                                             --------   --------   ------------

Cash - end of period                         $    782   $     81     $      81
                                             ========   ========   ============

             See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003
                                   (UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP") for interim financial information and Item 310(b) of Regulation SB.
They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of May 31, 2002 and the years ended May 31, 2002 and 2001 and the period from inception (March
10, 1999) to May 31, 2002.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards 128, "Earnings per Share." Basic earnings (loss)
per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive common stock equivalents are not considered in the computation.

(3) Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the
Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.
Management has not identified any impairment losses as of February 28, 2003.

(4) Income Taxes

The Company accounts for income taxes under SFAS 109 "Accounting for Income
Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

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

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003
                                   (UNAUDITED)

(5) Stockholders' Equity

During the nine months ended February 28, 2003 an officer of the Company contributed $3,800 to the capital of the Company. In addition, during February
2003 the Company issued 3,000,000 shares of common stock in consideration for services provided by its president valued at $4,500. Management believes that this represents the fair market value of the shares issued and the services provided.

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

Item 2. Plan of Operations.

Forward-Looking Statements.
This report on Form 10-QSB contains forward looking statements. The words "we,"
"us," and "our" refer to Internet Recreation, Inc. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, and we are subject to numerous risks relating to our business, including but not limited to: (a) lack of demand for our products; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d) limited or no funding to conduct our operations; (e) our failure to implement certain steps in our plan of operations within the time period we originally planned to accomplish; (f) if we fail to institute methods of retaining first time users of our services, our revenues will be adversely affected; (g) because our management has no relevant experience or background in our business, we may be unable to develop profitable operations; (h) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (i) our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan; (j) although we have conducted our operations for approximately twenty months, we have been unsuccessful in generating any revenues; and (k) we may not meet future National
Association of Securities Dealers Bulletin Board Exchange listing requirements which may lead to increased investment risk and inability to sell your shares.

Because we have failed to earn any revenues with our business plan, we may in the future seek merger or acquisition candidates to meet our financial requirements, attempt to expand our business, and meet future Bulletin Board
Exchange listing requirements; however, any such merger or acquisition involves various risks to our future business operations and financial condition, including the following:
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

Our Operations from Our Inception to April 2003.
We were incorporated on March 10, 1999. We began our operations in May 2001.
Since our inception to April 2003, we have accomplished the following:
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

3. New Retailer Links - During March 2002, in order to offer our users a greater product and service selection, we added the following new retailer links that market: a) children and infant clothing; b) infant products such as diaper bags, strollers, and cribs; c) children and infant toys and games; and d) books, music and videos:
     o    Oriental Trading Co.
     o    MyFreeSoftware.com
     o    T-Shirts.com
     o    UrbanQ.com
     o    SmarterKids.com
     o    Kaptest.com
     o    A&E/The History Channel
     o    SnoopyStore.com
     o    MovieClubOnline.com
     o    eBooks.com
     o    GoCollect.com
     o    San Francisco Music Box
     o    Elibs.com
     o    www.hollywoodmegastore.com
     o    Aaron's Baby Baskets

The user is now able to link to various retailer sites that retail that type merchandise. For instance, if a user wishes to click on "Clothing" under the general category "Infants", he or she then views a page that contains banner advertisements of and links to various retailers that retail infant clothing.

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

A.Additional and Renamed Categories:
We added the following two new main categories with related sub-categories:
     o    "Women" - with sub-categories "Clothing," "Accessories," and "Health
          & Beauty"; and
     o    "Other" - with sub-category "Not for Profit Links."

In addition, we renamed one category which had been entitled "All Ages" to "Kids of All Ages."

B. Additional Internet Links: In order to offer our users a greater product and service selection, and in our attempt to generate revenues, we incorporated the following 147 additional Internet links into our website in April 2003, which are organized into the following main categories with related subcategories:
(a) Infants; (b) Children; (c) Kids of all Ages; (d) Women; (e) Accessories;
(f)Health & Beauty; and (g) Other.

Infants
     o    Clothing
          o    Posh Tots

     o    Products
          o    Nursery Depot
          o    Dreamtime Baby
          o    Mothercare
          o    ABaby.com
          o    Magic Cabin
          o    Scholastic Store

Children
     o    Clothing
          o    CWD Kids
          o    T-Shirt Giant
          o    The Kids Window
          o    Delia*com

     o    Products
          o    babymint.com
          o    Spanish Toys
          o    Everything Elementary
          o    Jostens
          o    Net Nanny

Kids of All Ages
     o    Toys & Games
          o    Are You Game.com
          o    HobbyTron.com
          o    KBToys.com
          o    Imagine the Challenge
          o    eToys
          o    RedWagons.com
          o    eHobbies.com
          o    Willygoat Toyland
          o    Duncan Toys Co.
          o    eSticker
          o    Things From Another World
          o    CrossToy.com
          o    ABC123 Discount Toys

     o    Books, Music & Videos
          o    Disney Movie Club
          o    Audiobookclub.com

Women
     o    Clothing
          o    Blair.com
          o    Motherwear
          o    Junonia Plus Size Activewear for Women
          o    CrossingPointe.com
          o    Elisabeth by Liz Claiborne
          o    Maxstudio.com
          o    Big Girl's Bras
          o    Earth Speaks Organic Fashions
          o    Delta Burke Clothing for Plus Size Women
          o    T-Shirt King
          o    avenue.com
          o    Bare Necessities
          o    Brooks Brothers
          o    Coldwater Creek
          o    JustMySize.com
          o    onehanesplace.com
          o    Sierra Trading Post
          o    Silhouettes
          o    Simply Dresses
          o    Ulla Popken Limited Partnership
          o    Undergear.com

     o    Accessories
          o    Foot Smart
          o    Zappos.com
          o    Happy Feet Plus
          o    Shoes Avenue
          o    SoftMoc Internet Shoe Shop
          o    The Walking Company
          o    customatix.com
          o    Shoe-Shop.com
          o    ReadingGlasses.com
          o    Cellulite Treatment & Compression Hosiery
          o    Pacific Sunwear
          o    Classic Closeouts
          o    Shoes.com
          o    FamousFootwear.com
          o    DesignerShoes.com
          o    Teva
          o    Simple
          o    Efootwear.com
          o    Foot.com Store
          o    cloudwalkers.com
          o    Elite Jewels Inc.
          o    eLuxury
          o    Eziba
          o    Forzieri.com
          o    ICE.com, Inc.
          o    JewelryWeb.com, Inc.
          o    Limoges Jewelry
          o    Mondera.com, Inc.
          o    Reeds Jewelers
          o    Szul.com
          o    PalmBeachJewelry.com
          o    EWatchFactory Corp.

     o    Health & Beauty
          o    Emjoi
          o    Vitamins-etc.com
          o    nutrisystem.com
          o    musclesurf.com
          o    Allergy Control Begins at Home
          o    NutriCounter.com
          o    Strawberrynet.com
          o    Osmotics/FNS
          o    VAPIR Digital Aromatherapy Vaporizer
          o    The Skin Store, Inc.
          o    The Sedona Method
          o    Serenity Health
          o    ImmuneSupport.com
          o    TrimLife, Inc.
          o    Toni's of Maine
          o    The Tan Shop
          o    Bath-and-Body.com
          o    Beauty Trends
          o    Kiss My Face
          o    ULTA.com
          o    CosmeticMall.com
          o    Ultra Hair Away
          o    Ashley Skin Nutrition
          o    Synergy Diet
          o    Kalyx.com
          o    Jenny Craig
          o    WebVitamins
          o    VitaminLab.com
          o    bodybyjake.com
          o    Diet2000.net
          o    Getvitamins.com
          o    Joe Muscle
          o    ex-weightloss.com
          o    Health4her.com
          o    Real Health Laboratories
          o    Pharmacys.net
          o    Learning Strategies
          o    www.healthtrack.com
          o    Selfhelpworks
          o    Diet Power
          o    Allergy Be Gone
          o    Clean Air 4 Life
          o    DiabetesStore.com
          o    QuitSmoking.com
          o    Net-Medical
          o    herbselect.com
          o    weightwatchers.com
          o    LaParfumerie.com
          o    1-800-Patches.com
          o    DERMAdoctor.com, Inc.
          o    eDiets.com
          o    FragranceNet.com
          o    Inner-Self
          o    Sephora.com, Inc.
          o    Yves Rocher
          o    Vitacost.com
          o    VitaminShoppe.com
          o    drugstore.com, Inc.
          o    Beach Body

Other
     o    Not for Profit Links
          o    Save the Children
          o    Save the Children ESponsorship
          o    World Vision

C. Advertisements: We have paid for the following advertisements to advertise the products that we offer through our website at www.personalizedkidsstuff.com:
     o    The Sun Times, a Heber Springs, Arkansas based newspaper publication scheduled to appear during 2002 on April 16, 18, 23, and 25; and
     o    The Log Cabin, a Conway, Arkansas based newspaper publication scheduled to appear during 2002 on April 15 and 22, and on Log Cabin's website, www.thecabin.net, during the period from April 15 to April
          22, 2002.

D. New Website Name: On April 15, 2003, we reserved the website name
www.kidfusion.com through Network Solutions, a domain registration service. By
September 2003, we plan to conduct our operations through www.kidfusion.com, at which time we will terminate the use of the website name,
www.personalizedkidsstuff.com. Our purpose in changing our website name is to use a name that is:
     o    more descriptive of our business;
     o    is shorter and therefore possibly more recognizable to prospective
          Internet users; and
     o    is possibly more appealing to prospective Internet users in our attempt to increase the level of visitation to our website.

Our Future Plan of Operations. We will attempt to accomplish the following in our plan of operations over the next twelve months:

A. Update Website. Continually update our website to add new product categories and products within existing categories. Because management will add these categories and products, we do not anticipate any cost affiliated with this aspect of our operations.

B. New Retailer Links. We will continually attempt to add additional Internet links. We do not anticipate any cost affiliated with this aspect of our operations.

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

E. Offering Coupons or Incentives on our Website. Beginning in March 2002 and
thereafter, we had planned to negotiate with retailers to provide coupons and other incentives to potential purchasers; however, to date we have not accomplished this step in our plan of operations due to our failure to generate revenues. We now plan to accomplish this step sometime during 2003, if we generate sufficient revenues to attract retailers to provide us with such incentives and coupons. These coupons and incentives will be individually offered at our site to purchase products from our linked retailers. At the present time, we do not anticipate any cost affiliated with this aspect of our operations.

Revenues.
We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through February 28, 2003, we have had no revenues. We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

Liquidity and Capital Resources.

As of February 28, 2003, we had limited cash resources of only $81. Other than our existing working capital, we do not have any other internal sources of working capital.

We expect to make the following capital expenditures of $5,000 over the next twelve months: (a) $1,500 for advertising in infant and children's magazines;
and (b) $3,500 for working capital.

Since our inception, our operating expenses have exceeded our revenues, which has been $0. Because of the continued need for substantial amounts of working capital to fund our planned growth and ongoing operating expenses, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our plan of operations during the next 12 months and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require; however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operations described above, it is likely that we will have to cease operations.

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

We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
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
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will not longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o    Make the appropriate filings with the National Association of Security
          Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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

We don't know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the
SEC's rules and forms, and that such information is accumulated and communicated to our sole member of management, who is our Chief Executive Officer and Chief
Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of Kathleen (Patty) Hackler, the sole member of our management and our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, Kathleen (Patty) Hackler concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

April 21, 2003
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

5. I have disclosed, based on my most recent evaluation, to Internet Recreation,
Inc.'s auditors and the audit committee of Internet Recreation, Inc.'s board of directors (or persons performing the equivalent functions):
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

Date: April 21, 2003
/s/ Kathleen (Patty) Hackler
Kathleen (Patty) Hackler
President, Chief Executive Officer, Chief Financial Officer, and Principal
Accounting Officer

