Form 10KSB
period 2003-05-31
INTERNET RECREATION INC
filed 2003-09-03
CIK 1142889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the year ended May 31, 2003

                             Commission file number:
                                    333-68020

                            INTERNET RECREATION, INC.
        (Exact name of small business issuer as specified in its charter)

              Florida                                    65-0939305
    State or other jurisdiction of                     I.R.S. Employer
    incorporation or organization                     Identification No.

                                24 Locust Street
                             Quitman, Arkansas 72131
                     (Address of principal executive office)

                                 (501) 589-2362
                 (Issuer's telephone number including area code)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                        Hamilton, Lehrer and Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

        Securities registered pursuant to Section 12(g) of the Act: None

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

Our revenues for most recent fiscal year were $67.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of August 28, 2003 was approximately $0.

As of August 28, 2003, there were 12,625,000 shares of our common stock issued and outstanding.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Transitional Small Business Disclosure Format (check one)  Yes [ ]   No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                             YEAR ENDED MAY 31, 2003

                                     PART I

                                     PART II

Item 8.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................30
Item 8A.    Controls and Procedures...........................................30

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.................31
Item 10.    Executive Compensation............................................32
Item 11.    Security Ownership of Certain Beneficial Owners

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
(b) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (c) if we fail to institute methods of retaining first time users of our services, our revenues will be adversely affected; (d) because our management has limited experience or background in our business, we may be unable to develop profitable operations; and (e) because we have no full-time employees and our management now devotes and may continue to devote limited time to our business, we may never become profitable. These risks are discussed in more detail in this 10-KSB.

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

We were incorporated in Florida for the purpose of selling children's products on the Internet. We have operated as a development stage company since our inception. We are authorized to issue 100,000,000 shares of common stock, of which 12,625,000 shares are issued and outstanding. We are authorized to issue
100,000,000 shares of preferred stock, of which no shares are issued and outstanding.

In approximately March 2001, we began implementing our business plan to sell children's products on the Internet through third party Internet retailers. We have developed additional third party links with retailers since March of 2001.

We operate a website at www.kidfuzion.com that consists of links to third party
Internet retailers. Originally our website was located at www.personalized
kidsstuff.com and consisted exclusively of children's products; however, in
April 2003, we expanded our product selections to include men's and women's related products, such as vitamins, herbs, clothing, shoes, beauty aids, cosmetics, perfumes, jewelry and other products. These retailers offer and sell various products from which we are entitled to receive commissions if products are sold as a result of linking to the retailer's website from our website.

To date, we have generated revenues of only $67, which is insufficient to sustain our operations or in implementing all planned aspects of our business plan; as a result of this we may in the future seek merger or acquisition candidates. Any such merger or acquisition, however, involves various risks to our future business operations and financial condition, including the following:
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

PRINCIPAL PRODUCTS AND SERVICES
On our website located at kidfuzion.com, we sell and market products solely through links that we have with third party Internet retailers. We do not manufacture or sell products directly through our website. Sales of merchandise are conducted solely through the links that we have established with other
Internet retailers.

Through our agreements with Commission Junction, LinkShare, Keynetics, Inc., and
QuinStreet, Inc., we became "affiliate marketers"; in so doing we obtained a license to establish links with retail merchants affiliated with these companies with which they have established agreements. These companies operate "Merchant
Programs" on behalf of retail merchants. There are thousands of retail merchants who have similar such arrangements with these companies. As an affiliate marketer, we must apply for acceptance to a Merchant Program to earn financial compensation referred to as "payouts" through sales, leads, or clicks made from an affiliate website. When these companies accepted our participation in a
Merchant Program, we became an affiliate merchant and we agreed to the program payout specifications of each retail merchant. Accordingly, the amount of the payouts and the timing of the payouts pertaining to sales, links and clicks will differ from merchant to merchant according to the respective agreement that an individual merchant has with an affiliate marketer. These Internet retailers sell a variety of products and represent a number of wholesalers or retailers of the products that they sell.

OUR LINKS WITH INTERNET RETAILERS:

We have links with 101 Internet retailers which sell a variety of products and services, including:
     o    Baby products;
     o    Children's toys;
     o    Children's arts and crafts;
     o    Children's clothing;
     o    Children's costumes;
     o    Children's school products;
     o    Allergy control products;
     o    Adult hair products;
     o    Jewelry;
     o    Men's and women's clothing;
     o    Adult sportswear;
     o    Athletic footwear;
     o    Women's fragrances;
     o    Cosmetics;
     o    Vitamins, herbs and nutritional products;
     o    Adult and children's books;
     o    Discounted movie tickets and video rentals;
     o    Party supplies; and
     o    Skin care products.

Distribution Methods of our Services:
We do not directly distribute any products. Distribution of our products occurs directly through our third party linked retailers.

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
(b) if our website promotes or exhibits sexually explicit material or violence, promotes discrimination based on race, sex, religion, national origin, physical disability, sexual orientation, or age; (c) promotes or engages in illegal activities; (d) misrepresents the products or services offered by QuinStreet; or
(e) if we use any manual, technological, or promotional methods to artificially inflate the numbers of leads generated.

Revenues/Products Breakdown:
We currently do not manufacture, develop or directly market any products. Our revenues will be derived solely from the commissions that we receive from our third party linked retailers.

Our Customers:
Since our inception, we have had only a limited number of customers. Our potential customers consist of the general public through our third party
Internet linked retailers.

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

Marketing:
We have advertised and plan to continue to advertise in local and written publications located in small communities as detailed in our "Plan of
Operations" below. In addition, we plan to list our website with various search engines located on the Internet through which we will attempt to create awareness of our website.

Competitive Business Conditions:
The Internet based products market is increasingly competitive, with hundreds of
Internet competitors that have similar businesses to ours. In addition, because barriers to market entry are relatively low and new competitors can establish new sites at a relatively low cost utilizing a variety of market available software, we expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and there are no assurances that we can keep pace with such intense competition.

Some of our biggest competitors are numerous large retailers with websites including: Baby Universe, Target, WalMart, Baby Love, and Babies-R-Us.
These companies have longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than us.
Accordingly, these companies are able to conduct extensive marketing campaigns that we are financially unable to accomplish. In addition, these companies may create more attractive pricing than we are able to create. Also while our competitors have an established brand name and reputation, we do not. There can be no assurance that we will be able to compete in the sale of our products, which could have a materially negative impact upon market awareness and acceptance of our website and our third party linked retailers.

Sources and Availability of Raw Materials:
We do not use raw materials in our business. Any raw materials that are used in the manufacture of products sold through our third party retailers are arranged through them or manufacturers or submanufacturers of their products.

Principal Suppliers:
Because our suppliers are responsible for the manufacture and distribution of their products, we have no suppliers.

Dependence on Major Customers:
Because the products sold through our third party linked retailers are sold to the general public, we do not expect that any one customer will constitute more than ten percent (10%) of our revenues; however, to date, we have only a limited number of customers that have accounted for our revenues of $67.

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

Research and Development:
During Fiscal Year 2003, we spent no funds on research and development.

Employees:
We currently have one part-time employee, our President, Kathleen (Patty)
Hackler. We have no full-time employees.

None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be satisfactory.

Reports to Security Holders:
We are subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C., New York, New York, and
Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the
Securities and Exchange Commission at www.sec.gov.

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

Item 3. Legal Proceedings.
We have not been served with any legal process providing us with legal notice of any pending proceedings. We are not a plaintiff in any pending action. We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
Our common stock has been quoted on the Over-the-Counter Bulletin Board
("OTCBB") under the symbol "IRNI" since March 28, 2002. There is currently no active trading market for our common stock. The high and low bid information for each quarter, if applicable, for the last two fiscal years is presented below.
The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.
These prices may not necessarily be indicative of any reliable market value.

          Quarter                   High                           Low
  Fiscal Year Ended 5/31/02
      First Quarter               Not Applicable.                Not Applicable.
      Second Quarter              Not Applicable.                Not Applicable.
      Third Quarter               $   0                          $   0
      Fourth Quarter              $   0                          $   0

  Fiscal Year Ended 5/31/03
      First Quarter               $   0                          $   0
      Second Quarter              $   0                          $   0
      Third Quarter               $   0                          $   0
      Fourth Quarter              $   0                          $   0

Holders:
As of May 31, 2003 and as of August 28, 2003, we had 32 holders of record.

Issued and Outstanding Stock:
As of May 31, 2003 and as of August 28, 2003, there were 12,625,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

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

Recent Sales of Unregistered Securities:
The following is the information for all securities we sold within the past three years without registration under the Securities Act.

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

On February 12, 2003, we issued 3,000,000 shares of our common stock to our
Chief Executive Officer for services rendered as our sole officer and director.

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
     o    $350 for paying our Internet website server over the next twelve months; and
     o    $4,650 for working capital.

As of May 31, 2003, we had only $533.00 of cash; however, we will need an estimated $10,000 to accomplish our operational goals. Accordingly, we will be unable to fund our expenses through our existing assets or cash. Although our
President plans to loan us funds to conduct our operations, we have no agreement with our President to do so and our President is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our
President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans she may provide to us.
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

Our Operations from Our Inception to May 31, 2003.
We were incorporated on March 10, 1999. We began our operations in May 2001.
Since our inception to May 31, 2003, we accomplished the following:
1. Raised Capital - On January 7, 2002 we raised an additional $2000 for our operations through the sale of private placement securities.
2. Changes in Website - From December 2001 through January 2002, our website was redesigned and reformatted to:
     o    Make our website faster;
     o    Create more specific, self-explanatory product categories; and
     o    Create a new logo and navigational layout.
Our updated website at www.personalizedkidsstuff.com became operational on
February 1, 2002.

3. New Retailer Links - During March 2002, in order to offer our users a greater product and service selection, we added approximately 15 new retailer links that market: a) children and infant clothing; b) infant products such as diaper bags, strollers, and cribs; c) children and infant toys and games; and d) books, music and videos.

4. New Website Format and Additional Retailer Links
In April 2003, in order to offer our users a greater product and service selection, and in our attempt to generate revenues, we incorporated approximately 50 additional Internet retailer links into our website. In conjunction with our adding these links, we conducted an analysis of our previous website format which had consisted of general categories, sub categories and retailer links associated with those categories. On the basis of our analysis, we concluded that this format was cumbersome and not user friendly, and we adopted a new "scrolling" type format with our retailer links in alphabetical order. Our new format permits users to make their selection based on the Internet retailer name, which typically denotes the type products or services sold by that retailer. We believe that this format is more user friendly than our previous format.

5. Advertisements: We have paid for the following advertisements to advertise the products that we offer through our website:
     o    The Sun Times, a Heber Springs, Arkansas based newspaper publication which appeared during 2003 on approximately April 16, 18, 23, and 25;
          and
     o    The Log Cabin, a Conway, Arkansas based newspaper publication which appeared during 2003 on approximately April 15 and 22, and on Log
          Cabin's website, www.thecabin.net, during the period from
          approximately April 15 to April 22, 2003.

6. New Website Name: On April 15, 2003, we reserved the website name
www.kidfuzion.com through Network Solutions, a domain registration service. We conduct our operations through www.kidfuzion.com. We have terminated our use of the website name, www.personalizedkidsstuff.com. Our new website name is:
     o    more descriptive of our business;
     o    shorter and therefore possibly more recognizable to prospective
          Internet users; and
     o    possibly more appealing to prospective Internet users in our attempt to increase the level of visitation to our website.

Our Future Plan of Operations.
We will attempt to accomplish the following in our plan of operations over the next twelve months:

1. Update Website. Continually update our website to add new product categories and products within existing categories. Because management will add these categories and products, we do not anticipate any cost affiliated with this aspect of our operations.

2. New Retailer Links. We will continually attempt to add additional Internet links. We do not anticipate any cost affiliated with this aspect of our operations.

3. New Affiliate Merchant Programs. We plan to add at least one affiliate merchant program, which will not entail any additional cost.

4. Advertising. We expect to advertise in local and written publications located in small communities. These advertisements will cost between $25 and $500. We expect to spend approximately $1,500 for these type advertisements. If and only if we have sufficient revenues or financing from other sources, we will obtain half page advertisements in national publications. We estimate that these advertisements will cost between $1,500 and $10,000 depending upon the publication, number of advertisements and length of advertisements.

5. Offering Coupons or Incentives on our Website. In March 2002, we had planned to negotiate with retailers to provide coupons and other incentives to potential purchasers; however, to date we have not accomplished this step in our plan of operations due to our failure to generate revenues. We now plan to accomplish this step sometime during 2003, if we generate sufficient revenues to attract retailers to provide us with such incentives and coupons. These coupons and incentives will be individually offered at our site to purchase products from our linked retailers. At the present time, we do not anticipate any cost affiliated with this aspect of our operations.

Revenues.
We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through May 31, 2003, we have had only $67 of revenues. We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and advertising costs.

Liquidity and Capital Resources.

As of May 31, 2003, we had limited cash resources of only $533. Other than our existing working capital, we do not have any other internal sources of working capital.

We expect to make the following capital expenditures of $10,000 over the next twelve months which consists of $5,000 for advertising in infant and children's magazines, $350 for paying our Internet website server over the next twelve months, and $4,650 for working capital.

Since our inception, our operating expenses have exceeded our revenues, which has been $67. Because of the continued need for substantial amounts of working capital to fund our planned growth and ongoing operating expenses, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our plan of operations during the next 12 months and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require; however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operations described above, it is likely that we will have to cease operations.

In addition, our business is subject to the following risks:
We may be unable to continue as a going concern.
Our auditors, Stark Winter Schenkein & Co., LLP, stated in Note 4 to our financial statements for the Fiscal Year ended May 31, 2003, that: (a) we have experienced a loss from operations during our development stage as a result of our investment necessary to achieve our operating plan, which is long range in nature; (b) for the period from inception to May 31, 2003, we incurred a net loss of $41,775; (c) we have no significant assets or revenue generating operations; (d) our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan; and (e) our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable. An investor cannot determine if we will ever become profitable due to our limited operating history, poor financial condition, and the developmental nature or our business. Future losses are likely before our operations will become profitable, if ever. We are a development stage company with limited operations and revenues of only $67 through May 31, 2003. From our inception to May 31, 2003, we had continuously increasing losses and we anticipate our losses to accumulate for the foreseeable future. From our inception to May 31, 2003, we incurred operating losses of ($41,775.00).

We may experience a poor customer retention rate; accordingly, if we fail to institute methods of retaining first time users of our services, our revenues will be adversely affected.
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

Item 7. Financial Statements.

                            Internet Recreation, Inc.
                          (A Development Stage Company)

                            Internet Recreation, Inc.
                                Table of Contents

                                                                    Page

         Reports of Independent Auditors ...........................18-19

         Notes to Financial Statements .............................24-29

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Internet Recreation, Inc.

We have audited the accompanying balance sheet of Internet Recreation, Inc. (A
Development Stage Company) as of May 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Recreation, Inc. (A
Development Stage Company) as of May 31, 2002, and results of its operations and its cash flows for the years ended May 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP

Denver, Colorado
August 4, 2003

                               DURLAND & COMPANY
                          Certified Public Accountants
                           A Professional Association
                              232A Royal Palm Way
                              Palm Beach, FL 33480
                         (561) 822-9995 o FAX 822-9942

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Internet Recreation, Inc.
(A Development Stage Enterprise)
Boca Raton, Florida

We have audited the accompanying balance sheet of Internet Recreation, Inc., a development stage enterprise, as of May 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the period from
March 10, 1999 (Inception) through May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Recreation, Inc. as of
May 31, 2001 and the results of its operations and its cash flows for the period from March 10, 1999 (Inception) through May 31, 2001 in conformity with generally accepted accounting principles.

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

                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
July 26, 2001

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2003

                  ASSETS

CURRENT ASSETS
   Cash                                                        $        533
                                                               ------------
OTHER ASSETS
   Web site                                                          12,500
                                                               ------------
                                                               $     13,033
                                                               ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Total current liabilities                                $        -
                                                               ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 100,000,000

   shares authorized, none issued and outstanding                       -
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 12,625,000 shares
   issued and outstanding                                             1,263
  Additional paid in capital                                         53,545
  (Deficit) accumulated during the development stage                (41,775)
                                                               ------------
                                                                     13,033
                                                               ------------

                                                               $     13,033
                                                               ============

            See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED MAY 31, 2003 AND 2002 AND
           THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO MAY 31, 2003

                                                   Year         Year       Inception
                                                  Ended        Ended          to
                                                  May 31,      May 31,      May 31,
                                                   2003         2002         2003
                                                -----------  -----------  -----------

REVENUE
   Net sales                                    $        67  $       -    $        67
                                                -----------  -----------  -----------

OPERATING COSTS AND EXPENSES
   General and administrative                        19,808       19,354       41,842
                                                -----------  -----------  -----------

NET (LOSS)                                      $   (19,741) $   (19,354) $   (41,775)
                                                ===========  ===========  ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding       10,611,301    9,618,482    9,693,051
                                                ===========  ===========  ===========

(Loss) per share                                $    (0.00)  $     (0.00) $     (0.00)
                                                ===========  ===========  ===========

            See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             PERIOD FROM INCEPTION (MARCH 10, 1999) TO MAY 31, 2003

                                                                    (Deficit)
                                                                   Accumulated
                                                        Additional During the
                                       Common Stock      Paid in   Development
                                      Shares    Amount   Capital     Stage        Total
                                     ---------  ------  ---------- -----------  ---------
Balance at inception                       -    $    -   $      -  $        -   $       -

Common shares issued for services
  at inception at $.0001 per share   9,250,000     925          -           -         925
Net (loss) for the period                  -         -          -         (925)      (925)
                                     ---------  ------  ---------- -----------  ---------
Balance December 31, 1999 and
 December 31, 2000                   9,250,000     925          -         (925)         -

Common shares issued for services
  at $.0001 per share                  330,000      33          -           -          33
Common shares issued for cash
  at $.25 per share                     22,000       2      5,498           -       5,500
Net (loss) for the period                  -         -          -       (1,755)    (1,755)
                                     ---------  ------  ---------- -----------  ---------
Balance May 31, 2001                 9,602,000     960      5,498       (2,680)     3,778

Common shares issued for services
  at $.25 per share                      7,000       1      1,749           -       1,750
Common shares issued for cash
  at $.25 per share                     16,000       2      3,998           -       4,000
Common shares issued for web site
 at $.25 per share                     100,000      10     24,990           -      25,000
Return of common shares for no
 consideration by an officer          (100,000)    (10)        10                       -
Contribution of services by officer        -         -      6,000           -       6,000
Cash contribution by an officer            -         -        100           -         100
Net (loss) for the year                    -         -          -      (19,354)   (19,354)
                                     ---------  ------  ---------- -----------  ---------
Balance May 31, 2002                 9,625,000     963     42,345      (22,034)    21,274

Contribution of services by officer        -         -      1,500           -       1,500
Cash contribution by an officer            -         -      5,500           -       5,500
Common shares issued for services
  at $.0015 per share                3,000,000     300      4,200                   4,500
Net (loss) for the year                    -         -          -      (19,741)   (19,741)
                                     ---------  ------  ---------- -----------  ---------
Balance May 31, 2003                12,625,000  $1,263   $ 53,545  $   (41,775) $  13,033
                                    ==========  ======  ========== ===========  =========

            See the accompanying notes to the financial statements.

                            INTERNET RECREATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED MAY 31, 2003 AND 2002 AND
           THE PERIOD FROM INCEPTION (MARCH 10, 1999) TO MAY 31, 2003

                                                Year       Year     Inception
                                               Ended      Ended        to
                                               May 31,    May 31,    May 31,
                                                2003       2002       2003
                                             ---------   --------   ---------
Cash flow from operations:
Net (loss)                                   $ (19,741)  $(19,354)  $ (41,775)
Adjustments to reconcile net (loss) to net
 cash used in operating activities:
Amortization                                     8,333      4,167      12,500
Common shares issued for services                4,500      1,750       7,208
Contribution of services to capital              1,500      6,000       7,500
                                             ---------   --------   ---------
  Net cash (used in) operating activities       (5,408)    (7,437)    (14,567)
                                             ---------   --------   ---------

Cash flows from investing activities:
  Net cash (used in) investing activities           -          -           -
                                             ---------   --------   ---------

Cash flows from financing activities:
Common shares issued for cash                       -       4,000       9,500
Cash contribution by officer                     5,500        100       5,600
                                             ---------   --------   ---------
  Net cash provided by financing activities      5,500      4,100      15,100
                                             ---------   --------   ---------

Increase (decrease) in cash                         92     (3,337)        533

Cash -  beginning of period                        441      3,778          -
                                             ---------   --------   ---------
Cash - end of period                         $     533   $    441   $     533
                                             =========   ========   =========
Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                    $      -    $     -    $      -
                                             =========   ========   =========
 Income taxes                                $      -    $     -    $      -
                                             =========   ========   =========

Non Cash Investing and Financing Activities:

 Issuance of common shares for web site      $      -    $ 25,000   $  25,000
                                             =========   ========   =========

             See the accompanying notes to the financial statements.

                           INTERNET RECREATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 10, 1999 in the State of Florida. The
Company is in the development stage and its intent is to conduct business as a seller of children's products on the internet. The Company had chosen December
31, as a year-end, changed its year-end to May 31 during June 2001 and had no significant activity from inception to May 31, 2003.

Reclassifications

Certain items presented in the previous periods financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           INTERNET RECREATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and
Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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
In connection with the development of its site, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1
"Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate in accordance with Statement of Position 98-1. The Company's web site is being amortized over its estimated useful life of 3 years and is stated net of accumulated amortization of $12,500.

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

                           INTERNET RECREATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150,
"Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further,
SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15,
2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based
Compensation -- Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by
SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.
The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF
Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for
Consideration Given by a Vendor to a Subscriber (Including a Reseller of the
Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15,
2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

                           INTERNET RECREATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued
operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets,"
which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the
Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

                           INTERNET RECREATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

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

During the year ended May 31, 2003 an officer of the Company contributed $5,500 in cash and services valued at $1,500 to the capital of the Company. In addition, during February 2003 the Company issued 3,000,0000 shares of common stock in consideration for services provided by its president valued at $4,500.
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
The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate             34%
         Effect of operating losses             (34)%
                                               ------
                                                  -

                           INTERNET RECREATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

As of May 31, 2003, the Company has a net operating loss carryforward of approximately $42,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved at May
31, 2003.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to May 31, 2003, the Company incurred a net loss of $41,775. In addition, the Company has no significant assets or revenue generating operations.

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

Item 8A. Controls and Procedures.
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
Kathleen (Patty)    35      President/Secretary/Chairman of    1 year
Hackler                     the Board
------------------- ------- ---------------------------------- -----------------

Item 10.  Executive Compensation.
The following table sets forth certain summary information concerning the compensation that we have paid to our executive officers or which has been accrued for each of our last three completed fiscal years as of May 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                   Other         Restricted Securities   LTIP    All Other
                                                   Annual        Stock      underlying   payouts Compensation
Name and Principal Position   Year  Salary  Bonus  Compensation  award(s)  options/SARs   ($)      ($)
        (a)                    (b)   (c)     (d)      (e)          (f)          (g)       (h)      (i)
Kathleen (Patty) Hackler -    2001    0       0        0            0            0         0        0
Director                      2002    0       0        0            0            0         0        0
                              2003    0       0        0        3,000,000        0         0        0

We do not currently have any committees of our Board of Directors, including an audit committee. Because our common stock is quoted on the OTC Bulletin Board, and we do not intend on applying for a listing on any national security exchange or other exchange, we are not required to comply with the audit committee requirements of the federal securities laws.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
The following tables set forth the ownership as of May 31, 2003 and as of August
28, 2003 by:
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

(i) BENEFICIAL OWNERS OF MORE THAN 5%:

Security Ownership of Certain Beneficial Owners:
--------------- ------------------------- --------------------- ----------------
Title Of Class  Name and Address of       Amount and Nature of  Percent of Class
                Beneficial Owner          Beneficial Owner
--------------- ------------------------- --------------------- ----------------
Common          Kathleen (Patty) Hackler  11,900,000             94.3%
                24 Locust Street          Direct
                Quitman, Arkansas 72131
--------------- ------------------------- --------------------- ----------------

(ii) DIRECTORS AND NOMINEES:

Security Ownership of Management:
--------------- ------------------------- --------------------- ----------------
Title Of Class  Name and Address          Amount and Nature of  Percent of Class
                                          Ownership
--------------- ------------------------- --------------------- ----------------
Common          Kathleen (Patty) Hackler  11,900,000             94.3%
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

On February 12, 2003, we issued 3,000,000 shares of our common stock to Kathleen
Hackler for services rendered as our sole officer and director.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our common stock, or family member of such persons with a value of over $60,000. We are not a subsidiary of any company.

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
10.4     Agreement with QuinStreet, Inc.**
----- ---------------------------------------------------
10.5     Agreement with Keynetics, Inc.**
----- ---------------------------------------------------
31.1     Certification pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002.
----- ----------------------------------------------------
32.1     Certification pursuant to 18 U.S.C. Section
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

We hereby incorporate the following additional documents by reference: (a) our
Forms 10-KSB for the year ended May 31, 2002 which was filed on August 22, 2002;
(b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 21, 2001 and amended on November 7, 2001; (c) our Forms 10-QSB for the periods ended: November 30, 2001 which was filed on January 14, 2002;
February 28, 2002 which was filed on April 3, 2002; August 31, 2002 which was filed on October 15, 2002; November 30, 2002 which was filed on January 14, 2003 and amended on January 16, 2003; and February 28, 2003 which was filed on April
21, 2003.

(b)      Reports on Form 8-K
None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERNET RECREATION, INC.
                                  (Registrant)

Date: September 3, 2003           By:  /s/ Kathleen (Patty) Hackler,
                                       President (Principal Executive Officer)
                                       Chief Financial Officer, Secretary,
                                       Chairman of the Board

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                           Date
---------------------------------------------------------------------------------
/s/ Kathleen (Patty) Hackler   President (Principal Executive  September 3, 2003
                               Officer), Chief Financial
                               Officer, Secretary, Chairman
                               of the Board

